Form 10-Q
period 2011-03-31
Preventia, Inc.
filed 2011-05-13
CIK 1506302

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                  Commission File Number      0-4006

                             Preventia, Inc.
                       (Exact name of Registrant
                             in its charter)

            Nevada                                27-2438013
-------------------------------            ----------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)              Identification Number)

8900 W. Olympic Blvd., Beverly Hills, CA          90211
-----------------------------------------       ----------
(Address of Principal Executive Offices)        (Zip Code)

Preventia's Telephone Number, Including Area Code: (877) 660-6463

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]     Non-accelerated filer     [ ]
Accelerated filer       [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, May 13, 2011: Common Stock - 8,000,000

                 BAYNON INTERNATIONAL CORP.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at March 31, 2011
         and December 31, 2010                                  3

         Statements of Income for the three months
           ended March 31, 2011 and the period April 9, 2010
          (inception) to March 31, 2011                         4

         Statements of Stockholder's Deficiency for the three
           Months ended March 31, 2011 and the period April
           9, 2010 (inception) to March 31, 2011                5

         Statements of Cash Flows for the three months
           ended March 31, 2011 and the period April 9, 2010
          (inception) to March 31, 2011                         6

         Notes to Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       10

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         12

Item 4.  Controls and Procedures                               13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     14

Item 1A. Risk Factors                                          14
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         14

Item 3.  Defaults Upon Senior Securities                       14

Item 4.  (Removed and Reserved)                                14

Item 5.  Other Information                                     14

Item 6.  Exhibits                                              14

SIGNATURES                                                     14

                             PREVENTIA, INC.
                      (A Development Stage Company)
                             Balance Sheets
                   March 31, 2011 and December 31, 2010

                                             (unaudited)
                                               March 31   December 31,
                                                 2011        2010
                                               --------   -----------
                                 ASSETS

Current assets
  Cash                                         $     509   $     509

Other assets:
  Deposit                                          2,500       2,500
                                               ---------   ---------
      TOTAL ASSETS                             $   3,009   $    3009
                                               =========   =========

             LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
  Accrued expenses                             $   5,000   $   3,500
  Advances from officer, including accrued
    interest                                       9,761       9,570
                                               ---------   ---------
    Total current liabilities                     14,761      13,070
                                               ---------   ---------
Stockholder's deficiency
  Common stock, authorized: 25,000,000
    shares; 8,000,000 shares issued and
    outstanding                                      800         800
  Additional paid-in capital                       7,200       7,200
  Deficit accumulated during development
    stage (Inception: April 9, 2010)             (19,752)    (18,061)
                                               ---------   ---------
    Total stockholder's deficiency               (11,752)    (10,061)
                                               ---------   ---------
    TOTAL LIABILITIES AND STOCKHOLDER'S
      DEFICIENCY                               $   3,009   $   3,009
                                               =========   =========

                The accompanying notes are an integral
                  part of these financial statements

                             PREVENTIA, INC.
                      (A Development Stage Company)
                          Statements of Income
                 For the Three Months Ended March 31, 2011
        And the Period April 9, 2010 (inception) to March 31, 2011
                              (unaudited)

                                          Three Months    Apr 9, 2010
                                              Ended     (Inception) to
                                             March 31,     March 31,
                                               2011          2011
                                             --------   -------------
Operating Expenses:
  Legal and Professional                     $       -     $  12,916
  Accounting                                         -         3,000
  Rent                                           1,500         3,000
                                             ---------     ---------
     Total Operating Expenses                    1,500        18,916
                                             ---------     ---------
Operating loss                                  (1,500)      (18,916)

Other expense:
  Interest expense                                 191           836
                                             ---------     ---------
Net loss before income taxes                    (1,691)      (19,752)

Provision for income taxes                           -             -
                                             ---------     ---------
Net loss                                     $  (1,691)     $(19,752)
                                             =========     =========

Net loss per share-Basic and Diluted                 -             -
                                            ==========     =========
Weighted average number of common
  shares outstanding                         8,000,000     7,507,003
                                            ==========     =========

                The accompanying notes are an integral
                  part of these financial statements

                             PREVENTIA, INC.
                      (A Development Stage Company)
                  Statements of Stockholder's Deficiency
                 For the Three Months Ended March 31, 2001
        And the Period April 9, 2010 (inception) to March 31, 2011

                                                 Additional
                                Common Stock       Paid-in      Accumulated
                            Shares       Amount    Capital        deficit     Total
                            ------       ------  ----------     -----------   -----
Balance, April 9, 2010
  (inception )                     -    $     -   $     -       $      -   $      -
  Issuance of common stock,
    May 1, 2010            8,000,000        800     7,200              -      8,000
  Net loss                         -          -         -        (18,061)   (18,061)
                           ---------    -------   -------       --------   --------
Balance, December 31,
  2010                     8,000,000        800     7,200        (18,061)   (10,061)
  Net loss (unaudited)             -          -         -         (1,691)    (1,691)
                           ---------    -------   -------       --------   --------
Balance, March 31, 2011    8,000,000    $   800   $ 7,200       $(19,752)  $(11,752)
                           =========    =======   =======       ========   ========

                The accompanying notes are an integral
                  part of these financial statements

                             PREVENTIA, INC.
                      (A Development Stage Company)
                         Statements of Cash Flows
                 For the Three Months Ended March 31, 2001
        And the Period April 9, 2010 (inception) to March 31, 2011
                               (unaudited)

                                                         Apr 9, 2010
                                                       (Inception) to
                                             March 31,    March 31,
                                               2011          2011
                                             --------   -------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                   $ (1,691)       $(19,752)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Increase in accrued expenses               1,500           5,000
     Interest accrued on advances from
       Officer                                    191             191
                                             --------        --------
         Net cash used in operating
           activities                               -         (14,561)

CASH FLOW FROM INVESTING ACTIVITIES:
  Deposit paid                                      -          (2,500)
                                             --------        --------
         Net cash provided by investing
           activities                               -          (2,500)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from officer advances                    -           9,570
  Proceeds from issuance of common stock            -           8,000
                                             --------        --------

     Net cash provided by financing
       activities                                   -          17,570
                                             --------        --------
     Net cash activity                              -             509

CASH AT BEGINNING OF PERIOD                         -               -
                                             --------        --------
CASH AT END OF PERIOD                        $    509        $    509
                                             ========        ========

                The accompanying notes are an integral
                  part of these financial statements

                             PREVENTIA, INC.
                      (A Development Stage Company)
                   Notes to the Financial Statements
                               (unaudited)

1.   Summary of significant accounting policies

This summary of significant accounting policies of Preventia, Inc. (the Company) is presented to assist in understanding the Company's financial statements

Nature of the Company
--------------------
Preventia Inc. was incorporated under the laws of the state of Nevada on April 9, 2010.

The Company was formed to be an educational software provider and build software tools for improving occupational and brain health and performance. The Company is in the development of its product.

Basis of presentation
---------------------
The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company's audited financial statements for the period from April 9, 2010 (inception) to December 31, 2010, which are included in Amendment 6 to Form S-1/A filed by the Company on April 20, 2011 that became effective on April 22, 2011.

Cash Equivalents
----------------
For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Fair value of financial instruments
-----------------------------------
All financial instruments are carried at amounts that approximate their estimated fair value.

Income Taxes
------------
Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Financial Accounting Standards Board Accounting Standards Codification ASC 740, "Income Tax," requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing

                             PREVENTIA, INC.
                      (A Development Stage Company)
                    Notes to the Financial Statements
                              (unaudited)


1.  Summary of significant accounting policies (continued)

authority, based on the technical merits of the position. At March 31, 2011, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of March 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Net Loss Per Share
------------------
Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share as the Company did not have dilutive items during the reporting period.

Credit risk
-----------
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.

The Company places its cash and temporary cash investments with high credit quality institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000.

Estimates
---------
The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

New Accounting Pronouncements
-----------------------------
The Company does not believe newly issued accounting pronouncements will have any material impact on these financial statements.


2.  Going concern

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

The Company is a development stage company and management of the Company is devoting substantially all of its current efforts to establish a new educational software business, and its planned principal operations have not yet commenced. As such, the Company has not generated any revenues from operations and has no assurance of any future revenues. The ability of the Company to continue as a going concern is dependent on its ability to raise capital to meet its operating requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The report from the Company's independent registered public accounting firm relating to the financial statements for the period April 9, 2010 (inception) to December 31, 2010 states that there is substantial doubt about the Company's ability to continue as a going concern.

3.  Accrued expenses

Following is a summary of accrued and other current liabilities at March 31, 2011:

                                            Mar 31        Dec 31
                                             2011          2010
                                            ------        ------
  Accrued professional fees                $ 2,000       $ 2,000
  Accrued rent                               3,000         1,500
                                           -------       -------
                                           $ 5,000       $ 3,500
                                           =======       =======

4.  Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

                                                        Apr 9, 2010
                                                        (Inception)
                                            Mar 31         Mar 31
                                             2011            2011
                                            ------      -----------
Net loss (numberator)                    $   (1,691)    $  (19,752)
Weighted average of common shares
  (demominator)                           8,000,000      7,507,003
                                         ----------     ----------
Net loss per share - basic and diluted   $        -     $        -
                                         ==========     ==========

5.  Related party transactions

Advances from officer
---------------------
As of March 31, 2011, the Company owed $9,761 to an officer of the Company. The advances are unsecured, due on demand and bear interest at 8% per annum.

Lease
-----
The Company leases its office premise from an officer of the Company on a month-to-month basis. Total rent expense charged by the officer amounted to $1,500 for the period January 1, 2011 through March 31, 2011, all of which was unpaid and included in accrued expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

The registrant is a cognitive learning and development company that intends to build software tools for improving occupational and brain health and performance. Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance will be affected by competition. Management believes that as the industry continues to consolidate, competition with respect to price will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on quality and superior service and operating efficiency.

We have neither engaged in any material operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations
---------------------
For the three months ended March 31, 2011, we did not receive any revenue and had operating expenses of $1,500 resulting in an operating loss of $1,500. Operating expenses consisted of rent expense of $1,500. Management expects operating expenses will increase as we implement sales and marketing initiatives.

For the period April 9, 2010 (inception) to March 31, 2011, we did not receive any revenue and had operating expenses of $18,916 resulting in an operating loss of $18,916. Operating expenses consisted of legal and professional fees of $12,916, accounting fees of $3,000 and rent expense of $3,000. Management expects operating expenses will increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
We have not received any revenues to date. Until we are able to raise funds to pursue our business plan and generate material revenues, our activities will be restricted.

For the three months ended March 31, 2011, we did not pursue any investing activities.

For the period April 9, 2010 (inception) to March 31, 2011, we paid a deposit of $2,500 resulting in net cash used by investing activities of $2,500.

For the three months ended March 31, 2011, we did not pursue any financing activities.

For the period April 9, 2010 (inception) to March 31, 2011, we received proceeds from officer advances of $9,570 and proceeds from the issuance of common stock of $8,000. As a result, for the period April 9, 2010 (inception) to March 31, 2011, we had net cash provided by financing activities of $17,570.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs could range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because we have not yet completed development of our product line, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Plan of Operations
------------------
The registrant has not yet developed its products. Although Dr. Friedman has completed the necessary research, the development of the product line will take approximately nine to twelve months and cost at least $100,000 per product line to bring to market. Products will be developed by outside contracts, so we will not have to hire staff to produce and develop product. We are in the process of working on developing a website. We believe we can be ready to sell product within one year.

Over the next twelve months, we intend to:
Step                                          Timeframe   Estimated $
----                                          ---------   -----------
1.  Interview different companies that would
be best suited to work with use to create our
website, with all of the features we will need
in making our site user friendly and easy for
people to download the software directly from
the site.                                     1-2 months   minimal

2.  Develop the website                       6-8 months   $25,000

3.  Create short clips of the software for
    clients to be able to see and test these
    mini versions                             6-8 months   $20,000

4.  Locate software contractor to develop
    Software                                  6-8 months   minimal

5.  Launch first product                     9-12 months  $100,000
                                                          per product
                                                              line

The main uncertainties or obstacles involved before planned operations can commence include
   - raising sufficient funds to contact with the website creator and/or software contractor,
   -  completing the website in a timely fashion and
   - difficulties in completing software that properly operates as we envision it.

If we are unable to raise sufficient funds or obtain alternate financing, we may never complete development and become profitable.

After our product lines are developed, we will need to
   - create net sales and gross margin by designing, developing, manufacturing or sourcing quality products;
   - execute our marketing strategy to enhance customer awareness and appreciation of the Preventia brand;
   - provide a superior client experience through consistent outstanding customer service that will ensure customer satisfaction and promote the frequency and value of customer spending;
   -  expand distribution channels.

Our current cash balance is estimated not to be sufficient to fund our current operations. Along with an estimated $100,000 per product line, the registrant estimates that an additional $100,000 would be required for working capital, reporting requirement fees, website and development fees. Dr. Friedman has verbally agreed to personally loan any amounts up to the $100,000 needed to run operations until the product lines are developed. Any loan provided by Dr. Friedman shall be binding, with an interest rate of five percent per annum and a term of one year. There are no written agreements with Dr. Friedman. However, we still need to raise sufficient funds to complete the development of our product line. No other financing plans are in place. We may never obtain the necessary financing to complete product development and begin operations.

In the event we are not successful in selling all of the securities in our current public offering to raise $1,000,000, we would give priority to allocating capital to sales and marketing, research and development and to develop sales in the industry. Any remaining capital would be used to fund our working capital needs.

In the event we are not successful in selling all of the securities in our current public offering to raise at least $125,000, we would utilize any available funds raised the following order of priority:

   - for general and administrative expenses, including legal and accounting fees and administrative support expenses incurred in connection with our reporting obligations with the SEC.
   -  for sales and marketing; and
   -  for research and development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

Item 6.   Exhibits

Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2011

By:   /s/Murray Friedman, DDS
      -------------------
      Murray Friedman, DDS
      CEO, Principal Financial Officer,
      Controller and Director