Form 10-Q/A
period 2011-03-31
Preventia, Inc.
filed 2011-08-15
CIK 1506302

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            Amendment 2 to
                              FORM 10-Q

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, May 13, 2011: Common Stock - 8,000,000

                        Explanatory Note

This Amendment 2 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2011 of the registrant, originally filed with the Securities and Exchange Commission on May 13, 2011 amends the original Form 10-Q in the manner described below.

Amendment 2 is being filed solely to include the revised Form 10-Q that reflects that, due to its nominal operations nominal assets, Preventia, Inc. would be deemed a shell for SEC reporting purposes.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                      PREVENTIA, INC.
                         FORM 10-Q
                           INDEX

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

Dated: August 15, 2011

By:   /s/Murray Friedman, DDS
      -------------------
      Murray Friedman, DDS
      CEO, Principal Financial Officer,
      Controller and Director