Form 10-Q
period 2011-06-30
Preventia, Inc.
filed 2011-08-15
CIK 1506302

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).  Yes [ ]   No [ ]

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

The number of outstanding shares of the registrant's common stock, August 15, 2011: Common Stock - 9,253,000

                      PREVENTIA, INC.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at June 30, 2011
         and December 31, 2010                                  3

         Statements of Operations for the three and six months
           ended June 30, 2011 and the period April 9, 2010
          (inception) to June 30, 2010 and 2011                 4

         Statements of Stockholders' Equity (Deficit) for
           the period April 9, 2010 (inception) to June 30,
           2011                                                 5

         Statements of Cash Flows for the six months
           ended June 30, 2011 and the period April 9, 2010
          (inception) through June 30, 2010 and 2011            6

         Notes to Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       12

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         15

Item 4.  Controls and Procedures                               16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     17

Item 1A. Risk Factors                                          17
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         17

Item 3.  Defaults Upon Senior Securities                       17

Item 4.  (Removed and Reserved)                                17

Item 5.  Other Information                                     17

Item 6.  Exhibits                                              17

SIGNATURES                                                     17

                             PREVENTIA INC.
                     (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                 JUNE 30, 2011 AND DECEMBER 31, 2010

                                                  June 30, December 31,
                                                     2011       2010
                                                 (Unaudited)
                                                   --------   -------
ASSETS
Current assets:
  Cash                                             $110,144   $   509
                                                   --------   -------

Other assets:
  Software development costs                         50,000         -
  Deposit                                                 -     2,500
                                                   --------   -------
                                                     50,000     2,500
                                                   --------   -------
Total assets                                       $160,144   $ 3,009
                                                   ========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accrued expenses                                 $  6,000   $ 3,500
  Advances from officer, including accrued interest  21,452     9,570
                                                   --------   -------
Total current liabilities                            27,452    13,070
                                                   --------   -------

Stockholders' equity (deficit):
  Common stock, $.0001 par value; authorized:
    25,000,000 shares; 9,253,000 and 8,000,000
    shares issued and outstanding                       925       800
  Additional paid-in capital                        161,700     7,200
  Deficit accumulated during development
    stage                                           (29,933)  (18,061)
                                                   --------   -------
Total stockholders' equity (deficit)                132,692   (10,061)
                                                   --------   -------
Total liabilities and stockholders'
  equity (deficit)                                 $160,144   $ 3,009
                                                   ========   =======



               The accompanying notes are an integral
                 part of these financial statements

                              PREVENTIA INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
               AND FOR THE PERIOD FROM INCEPTION (APRIL 9, 2010)
                        THROUGH JUNE 30, 2010 AND 2011
                                 (UNAUDITED)

                                         April 9, 2010          April 9, 2010
                             Three Months (Inception) Six Months  (Inception)
                                Ended      Through      Ended      Through
                               June 30,    June 30,    June 30,    June 30,
                                 2011        2010        2011        2011
                              ----------  ----------  ----------  ----------
Operating expenses:
  Office                      $       91  $        -  $       91  $       91
  Bank service charges                15           -          15          15
  Legal and Professional           6,884       7,425       6,884      19,800
  Accounting                       1,500           -       1,500       4,500
  Rent                             1,500           -       3,000       4,500
                              ----------  ----------  ----------  ----------
Total operating expenses           9,990       7,425      11,490      28,906
                              ==========  ==========  ==========  ==========

Operating loss                    (9,990)     (7,425)    (11,490)    (28,906)

Other expense:
  Interest expense                   191         151         382       1,027
                              ----------  ----------  ----------  ----------

Loss before income taxes         (10,181)     (7,576)    (11,872)    (29,933)

Provision for income taxes             -           -           -           -
                              ----------  ----------  ----------  ----------

Net loss                      $  (10,181) $   (7,576) $  (11,872) $  (29,933)
                              ==========  ==========  ==========  ==========
Net loss per share -
  Basic and Diluted                    -           -           -           -
                              ==========  ==========  ==========  ==========

Weighted average number of
  common shares outstanding    8,179,000   3,902,439   8,089,994   7,248,969
                              ==========  ==========  ==========  ==========

               The accompanying notes are an integral
                 part of these financial statements

                               PREVENTIA INC.
                       (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD FROM INCEPTION (APRIL 9, 2010) THROUGH JUNE 30, 2011

                                                                  Total
                              Common Stock   Additional       Stockholders'
                              --------------- Paid-in Accumulated Equity
                              Shares   Amount  Capital  Deficit  (Deficit)
                            ---------- ------ -------- --------  --------
Balance, April 9,
 2010 (inception)                    - $    - $      - $      -  $      -
  Issuance of common stock,
    May 1, 2010              8,000,000    800    7,200        -     8,000
  Net loss                           -      -        -  (18,061)  (18,061)
                            ---------- ------ -------- --------  --------

Balance, December 31, 2010   8,000,000    800    7,200  (18,061)  (10,061)
  Issuance of common stock,
    net of $2,000 of
    offering costs,
    June 2011                1,253,000    125  154,500        -   154,625
  Net loss (unaudited)               -      -        -  (11,872)  (11,872)
                            ---------- ------ -------- --------  --------
Balance, June 30, 2011       9,253,000 $  925 $161,700 $(29,933) $132,692
                            ========== ====== ======== ========  ========


                   The accompanying notes are an integral
                     part of these financial statements

                            PREVENTIA INC.
                   (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2011
           AND FOR THE PERIOD FROM INCEPTION (APRIL 9, 2010)
                   THROUGH JUNE 30, 2010 AND 2011
                              (UNAUDITED)

                                                     April 9, 2010
                                                       (Inception)
                                        Six Months       Through
                                           Ended    -----------------
                                          June 30,  June 30,  June 30,
                                            2011      2010      2011
                                          --------  -------   --------
Cash flows from operating activities:
  Net loss                                $(11,872) $(7,576)  $(29,933)

Adjustments to reconcile net loss to
 net cash used by operating activities:
  Interest accrued on officer advances         382      151      1,027
Changes in operating assets and liabilities:
  Advances from officer                          -    7,425      8,425
  Deposit                                    2,500        -          -
  Accrued Expenses                           2,500        -      6,000
                                          --------  -------   --------
Net cash used in operating activities       (6,490)       -    (14,481)
                                          --------  -------   --------

Cash flows from investing activities:
  Software development costs               (50,000)       -    (50,000)
                                          --------  -------   --------

Cash flows from financing activities:
  Proceeds from officer advances            11,500      125     12,000
  Proceeds from issuance of common stock,
    net of $2,000 of offering costs        154,625        -    162,625
                                          --------  -------   --------
Net cash provided by financing activities  166,125      125    174,625
                                          --------  -------   --------
Net increase in cash                       109,635      125    110,144

Cash at beginning of period                    509        -          -
                                          ========  =======   ========
Cash at end of period                     $110,144  $   125   $110,144
                                          ========  =======   ========


               The accompanying notes are an integral
                 part of these financial statements

                            PREVENTIA INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE FINANCIAL STATEMENTS

1.  Summary of significant accounting policies

This summary of significant accounting policies of Preventia Inc. (the Company) is presented to assist in understanding the Company's financial statements.

Nature of the Company
---------------------
Preventia Inc. was incorporated under the laws of the state of Nevada on April 9, 2010.

The Company was formed to be an educational software provider and build software tools for improving occupational and brain health and performance. The Company is in the development stage of its product.

Basis of presentation
---------------------
The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.
These statements should be read in conjunction with the Company's audited financial statements for the period from April 9, 2010 (inception) to December 31, 2010, which are included in Amendment 6 to Form S-1/A filed by the Company on April 20, 2011 that became effective on April 22, 2011.

Cash and cash equivalents
-------------------------
For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Software development costs
--------------------------
In accordance with Accounting Standards Codification ("ASC") 350-50, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software.

                            PREVENTIA INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS

1.  Summary of significant accounting policies (continued)

Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful lives of the software. At June 30, 2011, no applications, in connection with software development costs, had been placed in service for use in operations.

Fair value of financial instruments
-----------------------------------
All financial instruments are carried at amounts that approximate estimated fair value.

Income taxes
------------
Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Financial Accounting Standards Board Accounting Standards Codification ASC 740, "Income Tax," requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At June 30, 2011, the Company had no recognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of June 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Net loss per share
------------------
Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not differ from basic net loss per share as the Company did not have dilutive items during the reporting period.

Credit risk
-----------
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.

The Company places its cash and temporary cash investments with high credit quality institutions. At times, balances in the Company's cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000.

                            PREVENTIA INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS

1.  Summary of significant accounting policies (continued)

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

                            PREVENTIA INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS

3.  Accrued expenses

Following is a summary of accrued and other current liabilities:

                                                         December 31,
                                           June 30, 2011     2010
                                           ------------- ------------
Accrued professional fees                      $    -       $2,000
Accrued accounting fees                         1,500            -
Accrued rent                                    4,500        1,500
                                               ------       ------
                                               $6,000       $3,500
                                               ======       ======

4.  Net loss per share

The following table sets forth the computation of basic and diluted net loss per share:

                                   April 9, 2010          April 9, 2010
                      Three Months  (Inception) Six Months  (Inception)
                          Ended       Through      Ended      Through
                         June 30,     June 30,    June 30,    June 30,
                           2011         2010        2011       2011
                        ----------  ----------  ----------  ----------
Net loss (numerator)    $  (10,181) $   (7,576) $  (11,872) $  (29,933)

Weighted average of
  common shares
  (denominator)          8,179,000   3,902,439   8,089,994   7,248,969
                        ----------  ----------  ----------  ----------

Net loss per share -
  basic and diluted     $        -  $        -  $        -  $        -
                        ==========  ==========  ==========  ==========

5.  Related party transactions

Advances from officer
---------------------
  As of June 30, 2011, the Company owed $21,452 to an officer of the Company. These advances are unsecured, due on demand, and bear interest at 8% per annum.

Lease
-----
  The Company leases its office premise from an officer of the Company on a month-to-month basis. Total rent expense charged by the officer amounted to $3,000 for the period January 1, 2011 through June 30, 2011, all of which was unpaid, and included in accrued expenses.

                            PREVENTIA INC.
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS

6.  Private placement

On June 16, 2011, the Company issued 1,253,000 common shares at a price (post split) of $.25 per share, for gross proceeds of $156,625, through a private placement. The Company paid $2,000 in offering costs in connection with this private placement.

7.  Forward stock split
-----------------------
On June 17, 2011, the Company completed a two-for-one forward stock split for common shareholders of the private placement of record on that same date.
The holder of the 8,000,000 shares issued at inception declined to receive any additional common shares as a result of the stock split.

The Company's financial statements and footnotes give retroactive effect to this stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: Our intentions, beliefs and expectations regarding the fair value of all assets and liabilities recorded; our strategies; growth opportunities; product development and introduction relating to new and existing products; the enterprise market and related opportunities; competition and competitive advantages and disadvantages; industry standards and compatibility of our products; relationships with our employees; our facilities, operating lease and our ability to secure additional space; cash dividends; excess inventory, our expenses; interest and other income; our beliefs and expectations about our future success and results; our operating results; our belief that our cash and cash equivalents will be sufficient to satisfy our anticipated cash requirements, our expectations regarding our revenues and customers; investments and interest rates. These statements are subject to risk and uncertainties that could cause actual results and events to differ materially.

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

Results of Operations
---------------------
For the three months ended June 30, 2011, we did not generate any revenue and had operating expenses of $9,990 resulting in an operating loss of $9,990. Operating expenses consisted of rent expense of $1,500, office expenses of $91, bank service charges of $15, legal and professional fees of $6,884, and accounting fees of $1,500. Management expects operating expenses will increase as we implement sales and marketing initiatives.

For the six months ended June 30, 2011, we did not generate any revenue and had operating expenses of $11,490 resulting in an operating loss of $11,490. Operating expenses consisted of rent expense of $3,000, office expense of $91, bank service charges of $15, legal and professional fees of $6,884, and accounting fees of $1,500. Management expects operating expenses to increase as we implement sales and marketing initiatives.

For the period April 9, 2010 (inception) to June 30, 2011, we did not generate any revenue and had operating expenses of $28,906 resulting in an operating loss of $28,906. Operating expenses consisted of legal and professional fees of $19,800, accounting fees of $4,500, office expenses of $91, bank service charges of $15, and rent expense of $4,500. Management expects operating expenses will increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources
-------------------------------
We have not generated any revenues to date. Until we are able to raise funds to pursue our business plan and generate material revenues, our activities will be restricted.

For the six months ended June 30, 2011, we invested $50,000 in software development costs.

For the period April 9, 2010 (inception) to June 30, 2011, we invested $50,000 in software development costs, which was the total spent in investing activities.

For the six months ended June 30, 2011, we received proceeds from officer advances of $11,500 and proceeds from issuance of common stock, net of $2,000 of offering costs, of $154,625. As a result, we had net cash provided by financing activities of $166,125.

For the period April 9, 2010 (inception) to June 30, 2011, we received proceeds from officer advances of $12,000 and proceeds from the issuance of common stock, net of $2,000 of offering costs, of $162,625. As a result, for the period April 9, 2010 (inception) to June 30, 2011, we had net cash provided by financing activities of $174,625.

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

4.  Locate software contractor to develop
    Software                                  6-8 months   minimal

5.  Launch first product                     9-12 months  $100,000
                                                          per product
                                                              line

The main uncertainties or obstacles involved before planned operations can commence include
   - raising sufficient funds to contract with the website creator and/or software contractor,
   -  completing the website in a timely fashion and
   - difficulties in completing software that properly operates as we envision it.

If we are unable to raise sufficient funds or obtain alternate financing, we may never complete development and become profitable.

After our product lines are developed, we will need to
   - generate net sales and gross margin by designing, developing, manufacturing or sourcing quality products;
   - execute our marketing strategy to enhance customer awareness and appreciation of the Preventia brand;
   - provide a superior client experience through consistent outstanding customer service that will ensure customer satisfaction and promote the frequency and value of customer spending;
   -  expand distribution channels.

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

In the event we are not successful in selling all of the securities in our current public offering to raise at least $125,000, we would utilize any available funds raised in the following order of priority:

   - for general and administrative expenses, including legal and accounting fees and administrative support expenses incurred in connection with our reporting obligations with the SEC.
   -  for sales and marketing; and
   -  for research and development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company's disclosure controls and procedures are effective to ensure that information required to be included in the Company's periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

Item 6.   Exhibits

       Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       101.INS**   XBRL Instance Document
       101.SCH**   XBRL Taxonomy Extension Schema Document
       101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
       101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
       101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
       101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

By:   /s/Murray Friedman, DDS
      -----------------------
      Murray Friedman, DDS
      CEO, Principal Financial Officer,
      Controller and Director