Form 10-Q/A
period 2011-06-30
Preventia, Inc.
filed 2011-09-15
CIK 1506302

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            AMENDMENT 4 TO
                              FORM 10-Q

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

The number of outstanding shares of the registrant's common stock, September 15, 2011: Common Stock - 9,253,000

                        Explanatory Note

This Amendment 4 to the Form 10-Q for the quarter ended June 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on August 15, 2011 amends the original Form 10-Q in the manner described below.

Amendment 4 is being filed solely to correctly attach the XBRL exhibits.

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

Dated: September 15, 2011

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