Form 10-Q
period 2011-09-30
Preventia, Inc.
filed 2011-11-09
CIK 1506302

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities

Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      0-4006

Preventia, Inc.

(Exact name of Registrant

in its charter)

Nevada	27-2438013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8900 W. Olympic Blvd., Beverly Hills, CA	90211
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant's common stock, November 9, 2011:  Common Stock – 9,253,000

PREVENTIA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets at September 30, 2011 and December 31, 2010	3
Statements of Operations for the three and nine months ended September 30, 2011, the three months ended September 30, 2010 and the period April 9, 2010 (inception) to September 30, 2010 and 2011	4
Statements of Cash Flows for the nine months ended September 30, 2011 and the period April 9, 2010 (inception) through September 30, 2010	5
Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosure About Market Risk	15
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. (Removed and Reserved)	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

Preventia, Inc.

Balance Sheets

September 30, 2011 and December 31, 2010

	(unaudited)
	September	December
	30, 2011	31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 5,235	$ 509
Accounts receivable	100,000	-
Total current assets	105,235	509

Other assets:
Software development costs, net of accum. amoritzation of $8,333	141,667	-
Deposit	-	2,500
	141,667	2,500
Total assets	$246,902	$ 3,009

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accrued expenses	$ 6,000	$ 3,500
Advances from officer, including accrued interest	21,643	9,570
Total current liabilities	27,643	13,070

Long-term liabilities:
Deferred income tax	29,432	-
Total liabilities	57,075	13,070

Stockholders' equity (deficit):
Common stock, $.0001 par value, authorized: 25,000,000 shares; 9,253,000 and 8,000,000 shares issued and outstanding	925	800
Additional paid-in capital	161,700	7,200
Retained earnings (Accumulated deficit)	27,202	(18,061)
Total stockholders' equity (deficit)	189,827	(10,061)

Total liabilities and stockholders' equity (deficit)	$246,902	$ 3,009

The accompanying notes are an integral part of these financial statements.

Preventia, Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2011,

The three months ended September 30, 2010

And for the Period from Inception (April 9, 2010) through September 30, 2010

(unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	April 9, 2010 (Inception) Through September 30, 2010
Income	$ 100,000	$ -	$100,000	$ -

Operating expenses:
Amortization	8,333	-	8,333	-
Bank service charges	-	54	15	54
Legal and Professional	-	5,375	6,884	12,800
Accounting	3,410	1,000	5,000	1,000
Rent	1,500	-	4,500	-
Total operating expenses	13,243	6,429	24,732	13,854

Operating income (loss)	86,757	(6,429)	75,268	(13,854)

Other expense:
Interest expense	191	329	573	480

Income (loss) before income taxes	86,566	(6,758)	74,695	(14,334)

Provision for income taxes	29,432	-	29,432	-

Net income (loss)	$ 57,134	$ (6,758)	$ 45,263	$(14,334)

Net (income) loss per share-
Basic and Diluted	$ 0.0062	$(0.0008)	$ 0.0053	$ 0.0020

Weighted average number of
common shares outstanding	9,253,000	8,000,000	8,491,103	6,994,286

The accompanying notes are an integral part of these financial statements.

Preventia Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2011

And for the Period from Inception (April 9, 2010) through September 30, 2010

(unaudited)

	Nine Months Ended September 30, 2011	April 9, 2010 (Inception) Through September 30, 2010
Cash flows from operating activities:
Net income (loss)	$45,263	$(14,334)

Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax	29,432	-
Amortization of software development costs	8,333	-
Interest accrued on officer advances	573	480
Changes in operating assets and liabilities:
Accounts receivable	(100,000)	-
Advances from officer	-	13,854
Deposit	2,500	-
Accrued Expenses	2,500	-
Net cash used in operating activities	(11,399)	-

Cash flows from investing activities:
Software development costs	(150,000)	-

Cash flows from financing activities:
Proceeds from officer advances	11,500	-
Proceeds from issuance of common stock, net of $2,000 of offering costs	154,625	-
Net cash provided by financing activities	166,125	-

Net increase in cash	4,726	-

Cash at beginning of period	509	-
Cash at end of period	$ 5,235	$ -

The accompanying notes are an integral part of these financial statements.

Preventia Inc.

Notes to the Financial Statements

1.  Summary of significant accounting policies

This summary of significant accounting policies of Preventia Inc. (the Company) is presented to assist in understanding the Company’s financial statements.

Nature of the Company

Preventia Inc. was incorporated under the laws of the state of Nevada on April 9, 2010.

The Company was formed to be an educational software provider and build software tools for improving occupational and brain health and performance.

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the period from April 9, 2010 (inception) to December 31, 2010, which are included in Amendment 6 to Form S-1/A filed by the Company on April 20, 2011 that became effective on April 22, 2011.

Revenue recognition

Operating revenue consists of sales of internally developed computer software that is recognized during the period in which the software is provided to customers.

Cash and cash equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

Preventia Inc.

Notes to the Financial Statements

1.  Summary of significant accounting policies (continued)

Software development costs

The Company capitalizes computer software and software development costs incurred in connection with developing or obtaining computer software for sale when both the preliminary project stage is completed and it is probable that the software will be used as intended.  Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful lives of the software. On August 1, 2011, the software was placed in service for use in operations, and is being amortized over three years.

Fair value of financial instruments

All financial instruments are carried at costs which approximates fair value.

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Net income (loss) per share

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per

Preventia Inc.

Notes to the Financial Statements

1.  Summary of significant accounting policies (continued)

share does not differ from basic net income (loss) per share as the Company did not have dilutive items during the reporting period.

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.

The Company places its cash and temporary cash investments with high credit quality institutions.  At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $250,000.

Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

New accounting pronouncements

The Company does not believe newly issued accounting pronouncements will have any material impact on these financial statements.

2.  Accrued expenses

Following is a summary of accrued and other current liabilities:

	September	December
	30, 2011	31, 2010
Accrued professional fees	$ -	$2,000
Accrued rent	6,000	1,500
	$6,000	$3,500

3.  Provision for income taxes

Deferred income taxes arise from temporary differences resulting from income and expense items being reported in different periods for financial accounting and tax purposes.

Preventia Inc.

Notes to the Financial Statements

3.  Provision for income taxes (continued)

The components of the provision for income taxes are as follows:

				April 9, 2010
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Through
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Currently payable	$ -	$ -	$ -	$ -
Deferred taxes due to temporary differences	29,432	-	29,432	-
	$29,432	$ -	$29,432	$ -
Effective tax rate	34%	-	34%	-

The summary of the deferred income taxes is as follows:

April 9,
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Through
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Long-term deferred income tax liability:
Excess depreciation expense for income tax purposes	$29,432	$ -	$29,432	$ -

Preventia Inc.

Notes to the Financial Statements

4.  Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share:

April 9,
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Through
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Net income (loss) (numerator)	$ 57,134	$ (6,758)	$ 45,263	$(14,334)
Weighted average of common shares (denominator)	9,253,000	8,000,000	8,491,103	6,994,286
Net income (loss) per share - basic and diluted	$ 0.0062	$ (0.0008)	$ 0.0053	$ (0.0020)

5.  Related party transactions

Advances from officer

As of September 30, 2011, the Company owed $21,643 to an officer of the Company. These advances are unsecured, due on demand, and bear interest at 8% per annum.

Lease

The Company leases its office premise from an officer of the Company on a month-to-month basis. Total rent expense charged by the officer amounted to $4,500 for the period January 1, 2011 through September 30, 2011, all of which was unpaid, and included in accrued expenses.

6.  Private placement

On June 16, 2011, the Company issued 1,253,000 common shares (post split) at a price of $.25 per share, for gross proceeds of $156,625, through a private placement. The Company paid $2,000 in offering costs in connection with this private placement.

Preventia Inc.

Notes to the Financial Statements

7.  Forward stock split

On June 17, 2011, the Company completed a two-for-one forward stock split for common shareholders of the private placement. The holder of the 8,000,000 shares issued at inception, declined to receive any additional shares as a result of the stock split.

The Company’s financial statements and footnotes give retroactive effect to this stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the three months ended September 30, 2011, we generated revenue of $100,000 and had operating expenses of $13,243 resulting in operating income of $86,757. Operating expenses consisted of rent expense of $1,500, office expenses of $90, amortization of $8,333 and accounting fees of $3,500.

For the three months ended September 30, 2010, we did not generate any revenue and had operating expenses of $6,429 resulting in operating loss of $6,429.  Operating expenses consisted of bank service charges of $54, legal and professional fees of $5,375 and accounting fees of $1,000.  Management expects operating expenses will increase as we implement sales and marketing initiatives.

Total revenue increased by $100,000 during the three months ended September 30, 2011 due to the Company experiencing its first sales to two customers of $50,000 each.

Total operating expenses increased by approximately $7,000 during the three months ended September 30, 2011, due primarily to the approximate $8,000 amortization of software development costs which was placed in service on August 1, 2011.

For the nine months ended September 30, 2011, we generated revenue of $100,000 and had operating expenses of $24,732 resulting in operating income of $75,268.  Operating expenses consisted of rent expense of $4,500, bank service charges of $15, legal and professional fees of $6,884, and accounting fees of $4,500.

For the period April 9, 2010 (inception) through September 30, 2010, we did not generate any revenue and had operating expenses of $13,854 resulting in an operating loss of $13,854.  Operating expenses consisted of bank service charges of 54, legal and professional fees of $12,800 and accounting fees of $1,000.

Total revenue increased by $100,000 during the nine months ended September 30, 2011 due to the Company experiencing its first sales to two customers of $50,000 each.

Total operating expenses increased by approximately $11,000 during the nine months ended September 30, 2011, due to the approximate $8,000 of amortization of software, which was placed in service on August 1, 2011, rent of $4,500 which began on January 1, 2011; offset by a decrease in professional fees of approximately $1,500

Liquidity and Capital Resources

To date, we have generated revenue of $100,000.

For the nine months ended September 30, 2011, we invested $150,000 in software development.

For the nine months ended September 30, 2010, we did not pursue any investing activities.

For the nine months ended September 30, 2011, we received proceeds from officer advances of $11,500 and proceeds from issuance of common stock, net of $2,000 of offering costs, of $154,625.  As a result, we had net cash provided by financing activities of $166,125.

For the nine months ended September 30, 2010, we did not pursue any financing activities.

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

We will need to

 - continue to generate net sales and gross margin by designing, developing, manufacturing or sourcing quality products;

 - continue to execute our marketing strategy to enhance customer awareness and appreciation of the Preventia brand;

 - continue to provide a superior client experience through consistent outstanding customer service that will ensure customer satisfaction and promote the frequency and value of customer spending;

 - continue to expand distribution channels.

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

Item 4. Controls and Procedures.

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

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

Dated: November 9, 2011

By:   /s/Murray Friedman, DDS

Murray Friedman, DDS

CEO, Principal Financial Officer,

Controller and Director