Form 10-Q/A
period 2011-09-30
Preventia, Inc.
filed 2011-11-10
CIK 1506302

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

The number of outstanding shares of the registrant's common stock, November 10, 2011:  Common Stock – 9,253,000

This amendment is being filed to accurately represent the financials for the quarterly period ended September 30, 2011.

PREVENTIA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page

Balance Sheets at September 30, 2011 and December 31, 2010	4
Statements of Operations for the three and nine months ended September 30, 2011, the three months ended September 30, 2010 and the period April 9, 2010 (inception) to September 30, 2010	5
Statements of Cash Flows for the nine months ended September 30, 2011 and the period April 9, 2010 (inception) through September 30, 2010	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosure About Market Risk	15
Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. (Removed and Reserved)	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

Preventia, Inc.

Balance Sheets

September 30, 2011 and December 31, 2010

	(unaudited)
	September	December
	30, 2011	31, 2010
Assets
Current assets:
Cash	$ 5,235	$ 509
Accounts receivable	100,000	-
Total current assets	105,235	509
Other assets:
Software development costs, net of accum. amortization of $8,333	141,667	-
Deposit	-	2,500
	141,667	2,500
Total assets	$246,902	$ 3,009
	=======	======
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accrued expenses	$ 6,000	$ 3,500
Advances from officer, including accrued interest	21,643	9,570
Total current liabilities	27,643	13,070

Long-term liabilities:
Deferred income tax	29,878	-
Total liabilities	57,521	13,070

Stockholders' equity (deficit):
Common stock, $.0001 par value, authorized: 25,000,000 shares; 9,253,000 and 8,000,000 shares issued and outstanding	925	800
Additional paid-in capital	161,700	7,200
Retained earnings (Accumulated deficit)	26,756	(18,061)
Total stockholders' equity (deficit)	189,381	(10,061)

Total liabilities and stockholders' equity (deficit)	$246,902 =======	$ 3,009 ======

The accompanying notes are an integral part of these financial statements.

Preventia, Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2011,

The three months ended September 30, 2010

And for the Period from Inception (April 9, 2010) through September 30, 2010

(unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	April 9, 2010 (Inception) Through September 30, 2010
Income	$ 100,000	$ -	$100,000	$ -

Operating expenses:
Amortization	8,333	-	8,333	-
Bank service charges	-	54	15	54
Legal and Professional	-	5,375	6,884	12,800
Accounting	3,410	1,000	5,000	1,000
Rent	1,500	-	4,500	-
Total operating expenses	13,243	6,429	24,732	13,854

Operating income (loss)	86,757	(6,429)	75,268	(13,854)

Other expense:
Interest expense	191	329	573	480

Income (loss) before income taxes	86,566	(6,758)	74,695	(14,334)

Provision for income taxes	29,878	-	29,878	-

Net income (loss)	$ 56,688	$ (6,758)	$ 44,817	$(14,334)
	=======	=======	=======	=======
Net (income) loss per share-
Basic and Diluted	$ 0.01	$ (0.00)	$ 0.01	$ 0.00
	=======	=======	=======	=======
Weighted average number of
common shares outstanding	9,253,000 =======	8,000,000 =======	8,491,103 =======	6,994,286 =======

The accompanying notes are an integral part of these financial statements.

Preventia Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2011

And for the Period from Inception (April 9, 2010) through September 30, 2010

(unaudited)

	Nine Months Ended September 30, 2011	April 9, 2010 (Inception) Through September 30, 2010
Cash flows from operating activities:
Net income (loss)	$44,817	$(14,334)

Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax	29,878	-
Amortization of software development costs	8,333	-
Interest accrued on officer advances	573	480
Changes in operating assets and liabilities:
Accounts receivable	(100,000)	-
Advances from officer	-	13,854
Deposit	2,500	-
Accrued Expenses	2,500	-
Net cash used in operating activities	(11,399)	-

Cash flows from investing activities:
Software development costs	(150,000)	-

Cash flows from financing activities:
Proceeds from officer advances	11,500	-
Proceeds from issuance of common stock, net of $2,000 of offering costs	154,625	-
Net cash provided by financing activities	166,125	-

Net increase in cash	4,726	-

Cash at beginning of period	509	-
Cash at end of period	$ 5,235 =======	$ - =======

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

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the period from April 9, 2010 (inception) to December 31, 2010, which are included in Amendment 6 to Form S-1/A filed by the Company on April 20, 2011 that became effective on April 22, 2011.

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

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables.

The Company places its cash with high credit quality institutions.  The cash balance of the Company did not exceed the Federal Deposit Insurance Company (FDIC) limit of $250,000 during the nine months ended September 30, 2011 and the year ended December 31, 2010.

Credit risk, with respect to trade receivables, is limited as such receivables consist of only two customers deemed to be credit-worthy by management.

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

Preventia Inc.

Notes to the Financial Statements

2.  Accrued expenses

Following is a summary of accrued and other current liabilities:

	September	December
	30, 2011	31, 2010
Accrued professional fees	$ -	$2,000
Accrued rent	6,000	1,500
	$6,000 =====	$3,500 =====

3.  Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share:

April 9,
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Through
	September	September	September	September
	30, 2011	30, 2010	30, 2011	30, 2010
Net income (loss) (numerator)	$ 56,688	$ (6,758)	$ 44,817	$(14,334)
Weighted average of common shares (denominator)	9,253,000	8,000,000	8,491,103	6,994,286
Net income (loss) per share - basic and diluted	$ 0.01	$ (0.00)	$ 0.01	$ (0.00)

4.  Related party transactions

Advances from officer

As of September 30, 2011 and December 31, 2010, the Company owed $21,643 and $9,570, respectively, to an officer of the Company. These advances are unsecured, due on demand, and bear interest at 8% per annum.

Lease

The Company leases its office premise from an officer of the Company on a month-to-month basis. Total rent expense charged by the officer amounted to $4,500 for the period January 1, 2011 through September 30, 2011, all of which was unpaid, and included in accrued expenses.

Preventia Inc.

Notes to the Financial Statements

5.  Private placement

On June 16, 2011, the Company issued 1,253,000 common shares (post split) at a price of $.25 per share, for gross proceeds of $156,625, through a private placement. The Company paid $2,000 in offering costs in connection with this private placement.

6.  Forward stock split

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

Results of Operations

For the three months ended September 30, 2011, we generated revenue of $100,000 and had operating expenses of $13,243 resulting in operating income of $86,757. Operating expenses consisted of rent expense of $1,500, amortization of $8,333 and accounting fees of $3,410.

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

Total operating expenses increased by approximately $11,000 during the nine months ended September 30, 2011, due to the approximate $8,000 of amortization of software, which was placed in service on August 1, 2011, rent of $4,500 which began on October 1, 2011; offset by a decrease in professional fees of approximately $1,500.

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

Dated: November 10, 2011

By:   /s/Murray Friedman, DDS

Murray Friedman, DDS

CEO, Principal Financial Officer,

Controller and Director