Form 10-K
period 2011-12-31
Preventia, Inc.
filed 2012-03-29
CIK 1506302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-54466

Preventia, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-2438013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8900 W. Olympic Blvd., Beverly Hills, CA	90211
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (877) 660-6463

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act

Yes [  ]      No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]      No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x]       No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.0001 par value common stock held by non-affiliates of the registrant was approximately $639,030.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 28, 2012 was 9,253,000 shares of its $.0001 par value common stock.

No documents are incorporated into the text by reference.

Preventia, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1.  BUSINESS

General

The registrant was incorporated in the state of Nevada on April 9, 2010.

The registrant is a cognitive learning and development company that builds software tools for improving occupational and brain health and performance.  The registrant is focusing on addressing specific occupational and brain training products, each of which will be specifically designed for a distinct market.

To date, the registrant has completed its product research.  Product line development and production will take between nine and twelve months with at least $100,000 per product line in funding before the product line can enter the market.  The registrant has three different product lines to be developed.  The products are being developed by outside contractors so no additional staff will be required to produce and develop the proposed product lines.

The registrant has completed the first of its product lines, a tracking platform for the game industry that details client preference in what software they are using.  The registrant spent $150,000 developing this software, and plans to use the software as a platform for their future products.

Sales are being conducted in house by Dr. Murray Friedman.  The registrant does not plan to hire outside sales personnel.

Customer service and technical support staff will be added as needed after development and production has been completed.

The registrant is in the process of developing a website relating to its business.

Products

The registrant has designed a series of computer-based exercises developed for adults and children to improve Working Memory capacity – an important feature of cognitive high performance that dictates an individual’s ability to hold useful information in the mind and apply in daily life.  Impaired WM capacity can hinder individuals’ capability to learn new skills and information, and can likewise reduce the ability to focus and concentrate on important tasks.  Occupational and brain training exercises have also been linked to improved WM capacity among high-performance adults.(1)

----------

(1)Klingberg, Torkel, et al., “Computerized Training of Working Memory in Children with ADHD – A Randomized, Controlled Trial,” J American Academy of Child and Adolescent Psychiatry, 2005.

The registrant is developing a stand-alone product group (i.e. computer based) for corporations and an on-line version for individuals, each of which will be specifically designed for the following target markets:

Prime - 18-49.  Within this segment, the registrant will specifically target working professionals aged 24-39 and market the product as a preventive maintenance tool to inhibit mental decline and improve work productivity;

Advanced - Adults 50 and over.  With the increased interest in cognitive health among this growing target segment, the registrant intends to offer age-appropriate exercises to stimulate the brains of older adults and maintain their mental acuity; and

Progeny – Children 6-17.  We intend to focus on aiding children with learning disorders by providing them with structured lessons to enhance their academic performance, and attempt to remedy symptoms associated with learning disabilities.

Each product line will include training exercises that target verbal WM and visual-spatial WM through individual and combined exercises.  These training exercises will be designed so that users can improve their cognitive performance peaks or reach them faster, and older adults can reduce or delay cognitive decline.

Product Features and Benefits

The registrant’s exercises will contain a proprietary algorithm that actively tracks a user’s real time performance and automatically adjusts the level of difficulty for each training session.  We intend to develop the algorithm so that it will maintain a balance that motivates users to perform at increasingly higher levels but also avoids setting the bar so high that users would be discouraged at continuing with the exercises.

Users will likewise be able to review their training progress and improvement through software included with distribution from our licensees or through the registrant’s website for our individual consumers.  We intend to develop the performance reporting so it will include graphs that show progress over time for individual exercises, as well as combining reports that measures total progress and WM improvement.  Our online users may also have the option of comparing their individual performance with others within the same age groups or users belonging to online communities such as Facebook.

     Fundamental cognitive training, not skills learning.  The registrant will not teach new skills, but rather create a platform for learning skills.  The concept of neuro-plasticity, the idea that the occupational and brain can reorganize itself and change, is what will allow the registrant to effectively change the way the occupational and brain functions to perform at its maximum capacity.  We intend to develop many training programs for various skills such as reading, math, or time management.

     Focused solution, substantial benefits.  The registrant’s proposed products will not be a one-size-fits-all answer, but rather a solution that improves working memory allowing and to focus and resist distractions better. If we are successful, this will help academically, socially, and professionally.

     Professional service.  A coach trained by the registrant will provide support throughout an individual’s training to help get the most out of an individual’s efforts.

     Working Memory Training focuses exclusively on training working memory, a critically important cognitive function.  Working memory is our ability to hold information in mind and to use that information in our thinking to perform tasks.  It is essential for attention and focus and plays a critical role in children’s academic achievement.  Rather than training a wide array of abilities, the entire Preventia program will be focused on training this critical cognitive function.

   The registrant will not make extravagant claims.  The registrant will not and does not make claims about curing ADHD or eliminating working memory problems.

Marketing

The registrant intends to introduce its products and services to the marketplace over several phases, formulated to capture revenue streams that currently exist through our B2B model and obtain new revenues directly from consumers through our B2C model as the occupational and brain training market continues to mature.  Using a B2B strategy in combination with a B2C marketing strategy, the registrant intends to maximize market penetration.

Business-to-Business

We intend for distributors of the registrant’s products to market, sell, and service our products within a locally defined geographic area to businesses, associations, and government entities.  Licensees will work directly with these organizations, while the registrant will supply representatives who will support each licensee, providing them with the service and support they need.  We believe that by licensing we will be able to accomplish the following:

   -  build the Preventia brand;

   -  leverage the brand quickly;

   -  leverage sales and marketing both regionally and nationally;

   -  develop consistency in installation, training, and service;

   -  access national accounts through corporate programs rather than regional programs; and

   -  provide consistent marketing schemes, materials, and programs with national sales teams.

Business-to-Consumer

we intend to market and deliver our B2C products in an online platform that combines a portfolio of occupational and brain training, games, and exercises with personalized tracking and recommendations in combination with a motivational rewards system that seamlessly blends entertainment with science and technology to improve an individual’s ability to hold useful information in the mind and apply in daily life.

Target Segments and Profile

Cognitive training programs have slowly emerged as an alternative to the traditional use of drugs and cognitive therapy in treating various clinical conditions.  In addition, individuals are slowly looking to occupational and brain training as means of addressing varying personal needs, such as improving productivity at school or at work, or to delay the onset of mental decline.  In order to be more responsive to specific consumer needs, the registrant intends to offer three product lines for the following target segments:

     Adults aged 18-49.  The registrant’s primary target market is adults aged 18-49, with the core group belonging to the 24-39 age bracket.  Additionally, this core group includes about 30 million Americans who earned a bachelor’s degree or higher, and are most likely engaged in demanding careers.(2)  These working professionals have an average disposable income of $20,648, and are more conscious about maintaining their overall health and wellness.

Research has shown that cognitive performance of adults is threatened by stressful workplaces, which tend to produce poor conditions for occupational and brain improvement.  In order to stay sharp and in peak mental form, these individuals need more than everyday mental exertion at work.  These adults need to train their brain with a program that consists of focused, structured mental exercises in order to stretch and test their thinking in ways that stimulate the brain.(3)

For this target segment, the registrant intends to offer its standard product, Preventia Prime.  We intend the registrant’s mental exercises to serve as a preventive maintenance tool may aid in mental decline and may aid delay mental illnesses later on in life.  In addition, engaging in an occupational and brain-training program that demands complete focus and trains core areas of cognitive function can significantly aid individuals within this target segment to be more efficient and successful in the workplace.

----------

(2)Crissey, Sarah R., “Educational Attainment in the United States: 2007,”U.S. Census Bureau, January 2009.

(3) David Lee, “Employee Stress: The True Cost”, The John Liner Review, Vol 11(3), pg. 33-38, 1997

     Adults aged 50+.  Marketing to this target segment will be beneficial for the registrant given the growing number of baby boomers within this group.  Management is of the opinion that, as baby boomers age, they become more health-conscious, which consequently results to significantly higher health expenditures.  With spending power estimated at around $2.1 trillion, the largest among all U.S. consumer groups, baby boomers have started investing in their own occupational and brain fitness to maintain mental acuity and delay Alzheimer’s Disease symptoms.(4)

Management is of the opinion that adding occupational and brain exercises to older adults’ weekly schedule can maintain their mental acuity.  Essentially, the recurring theme within this target segment is use it or lose it.  As a response to their needs for more mentally stimulating activities, the registrant intends to offer Preventia Advanced.  As with the standard version, Advanced intends to provide older adults with a challenging training program that will keep their minds sharp.

     Children.  We intend to also target children, particularly those with learning disorders such as Attention Deficit Disorder, Attention Deficit Hyperactivity Disorder, dyslexia, or auditory processing disorder.

Children with ADHD commonly have problems in the areas of working memory, internalization of speech, sense of time and goal-directed behavior.(4)  To remedy ADHD and other learning disorders would require a combination of medications, behavior modifications, lifestyle changes, and counseling.

The registrant intends to offer, Preventia Progeny, suited for the younger market.  This product will stimulate children’s cognitive performance through focused lessons and games that encourage them to think aloud or use their executive functions.  Through WM training, Preventia Progeny will likewise work on problem areas associated with ADHD, consequently alleviating behavioral symptoms and even improving a number of non-trained cognitive skills.

Research has also established a link between chronic childhood poverty and impaired WM.  Poverty can create a high and constant level of stress in children that can stifle cognitive brain development in children and lead to learning disabilities, lower IQs, repeating grades and dropping out of school.(5)  Preventia Progeny will be a useful tool for schools and non-profit organizations working with underprivileged children.

----------

(4) SharpBrains Research, “The State of the Brain Fitness Software Market,” March 2008

(5)Toppo, Greg, “Study: Poverty dramatically affects children’s occupational and brains,” U.S.A Today, Dec. 7, 2008.

Strategy

The registrant intends to design a collective plan for the development and management of a strategic marketing plan to launch and implement its integrated campaign.  Each initiative of the campaign seeks to create awareness and talk-value on a national level, in addition to effectively positioning the product among both influencers and target consumers.  Overall, the marketing plan seeks to successfully position occupational and brain training products with a unique, breakthrough proposition and perceived market difference.  The marketing campaign will consist of the following five elements.

     Strategic Marketing Plan Development. We intend to create an umbrella-marketing plan which will act as a guide for all brand initiatives by vendors and strategic partners.  The plan will include the constructing of the Preventia brand image with a unique voice and personality, the creation of core communication messages critical to impacting target groups and the blueprint for all tactical execution elements.

     Retail Marketing and Sell-in Strategy.  Our overall retail strategy will be developed by working closely with sales teams to identify unique and relevant distribution outlets beyond big-box mass retailers and specialty retailers, and create an impactful sell-in program ensuring successful placement in these key distribution outlets.

     Key Influencer Program.  The registrant intends to identify and work with seasoned outreach specialist(s) to tap the target consumer influencer market.  The registrant’s influencer program can serve as a cornerstone of the integrated marketing campaign by enrolling select celebrities, key influencers, and media to serve as ambassadors of the Preventia brand.

      Public Relations Outreach.  We intend to conduct an aggressive media outreach to build publicity and top-of-mind awareness among adults, and ensure the most amount of impact in a short period.  This will include designing press materials/press kits, and working with PR professionals/agencies to identify core media targets that are aligned with the registrant’s marketing strategy.  Such efforts will create an ongoing dialogue and enable key media to interact with the product.  Additionally, a media outreach will secure targeted media placements on behalf of the registrant.

     Non-Traditional Marketing.  The registrant intends to design and manage the implementation of a variety of cutting-edge and breakthrough non-traditional programs that seek to reach the core target in their own environment.  A regional strategy will be developed for reaching the targeted demographic and will solicit partners to further develop and execute the programs creating viral (word-of-mouth) publicity.

Distribution

We intend to license our organizational products through distributors who are contracted specifically for business-to-business sales and delivered in an online platform for business-to-consumer sales.  We will combine a portfolio of occupational and brain games and exercises with personalized tracking and recommendations in combination with a motivational rewards system that seamlessly blends entertainment with science and technology to improve an individual’s ability to hold useful information in the mind and apply in daily life.

We intend to introduce our products and services to the marketplace over several phases, formulated to capture revenue streams that currently exist through our B2B model and obtain new revenues from consumers in our B2C model as the occupational and brain-training market matures.  Using a B2B strategy in combination with a B2C marketing strategy, the registrant is of the opinion that we will maximize market penetration.

We intend to distribute our products under licenses to our licensee’s and services agreements to our individual consumers, which will grant a nonexclusive right to use our services.  The licenses and service agreements may require us to make arrangements for hot standby systems or to deposit the source code and data necessary to deliver our services in an escrow account that may be accessed by the licensee or customer in the event of our registrant’s liquidation, dissolution or bankruptcy, or if we fail to cure a material breach of contract.

Research and Development

The registrant is focused on addressing specific occupational and brain training solutions that integrate with our products and service offerings and expanding what will become our existing product lines.  The registrant relies upon external software developers and to some extent upon acquisitions for our product development efforts.  The registrant believes that it can often respond more quickly to market requirements by acquiring complementary products or technology.

We intend to develop future applications based on requirement specifications received from our distributors, end-line customers, prospective customers, experts in the field, and the registrant’s alliances, among other resources.  By maintaining regular contact with customers and experts in the field and tracking the activity, we will be able to determine our product direction and product feature requirements.

Customer Service and Technical Support

The registrant intends to focus on providing its distributors and clients with a high level of customer services and technical support, a service that we believe will attract and retain our client base.

The registrant will focus on recruiting and training qualified technical support engineers, each of whom will have the level of technical expertise required to handle a diverse range of support-related challenges.

Due to the critical nature of this technology, customers with questions regarding the registrant’s products and services will be able to contact our help desk 24 hours a day, 7 days a week and receive a prompt response to their support needs.  Our support engineers intend to be readily able to tap into the client’s application in real-time, perform full diagnostics, and resolve issues directly, immediately.

Additionally, to ensure the education of our clients, the registrant intends to offer initial and ongoing training sessions using various delivery methods, user group meetings, and sponsor general forums.

Patents, Trademarks, Intellectual Property, and Proprietary Protection

The registrant does not currently hold any patents with respect to any of its current products.  We anticipate that we will depend significantly upon proprietary technology and that we will rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures and nondisclosure among other contractual provisions to protect our proprietary rights.

We will seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.  Notwithstanding these safeguards, it could be possible for competitors to obtain and/or imitate the registrant’s software and/or hardware.  Further, there can be no assurance that others will not independently develop products similar or superior to those of the registrant.

The registrant will also explore technology developed by other entities that may be licensed or acquired in an effort to reduce the product development cycle or to complement existing product lines.

Public Relations

   Objectives

The primary objective of the registrant’s public relations program is to establish the registrant as a leader in providing of occupational and brain training solutions.  This objective will be accomplished through a comprehensive PR approach that includes, but is not limited to the following:

   -  media relations;

   -  positioning and key message refinement;

   -  editorial calendars;

   -  conference and trade show support;

   -  one-on-one press visits;

   -  bylined articles and white papers;

   -  proactive media outreach; and

   -  media materials development.

   Goals

We intend to use the PR program to garner media coverage, increase visibility, and heighten awareness of the registrant, its products, technologies, and executives.  The registrant will be presented to national and regional business, technology, and vertical-industry press.  The goals of the registrant’s public relations program are:

   -  Brand Preventia as a household identity

   -  Clearly establish the registrant as a leading provider of occupational and brain training products

   -  Differentiate the registrant, its products and services from perceived competitors

   -  Create a greater awareness of the registrant with potential customers and partners

   -  Position the registrant’s executive team members as a key spokespersons and industry visionaries

   -  Identify the registrant as strong, trusted, and progressive through its partnerships and technologies

Advertising

The registrant plans to implement strategic advertising campaigns focused on brand name recognition.  Advertising campaigns will generally focus on print, using industry publications, although other means of advertising will also be considered and implemented.  The registrant also plans to use its website as a means of advertising and as an electronic brochure for generating sales leads and increasing market awareness.

The registrant intends to implement certain policies and procedures to control advertising or promotions that will be utilized in its strategic alliances.  These policies and procedures are necessary to assure the proper representation of the registrant at all times and include the pre-approval of all advertising material and restrictions on how strategic alliances can advertise using the Preventia brand.

Pricing

Our B2B and B2C pricing models were arrived at using bottom-up and top-down analysis.  Costs associated with the engineering and continued servicing of the product were budgeted, and added to costs associated with customer acquisition and retention, continued product development, overhead, and management.  Then market pricing was reviewed based on current competitors’ prices.

   B2B - Licensing

We intend to use our B2B pricing model to offer volume discounts and flexible payment plans to organizations with five or more users that can be transferred from one computer to another, and will provide an effective way to purchase our software for businesses that plan to grow their use over time.

We will offer two types of Volume Licenses for businesses with five or more computers:

   -  Open Business.  Open Business is a single agreement offering a 2-year term and upfront payments.  It’s designed for businesses that don’t want to purchase large volumes of software but would prefer to pay for software licenses, as they need them.  The initial order must be for five or more licenses but can include any combination of the registrant’s products thereafter.

   -  Open Value.  Open Value is a single agreement that offers a 3-year term and allows companies to spread their payments over the term of the agreement.  It allows companies to add the registrant’s licensed products throughout the agreement term with annualized pricing, making it easier to manage cash flow.  Open Value also provides options to acquire additional services, tools, support and training.

   Benefits

Flexibility:  Volume Licenses can be tailored to suit the size and type of any business.

Transfers:  Licenses can be transferred from one computer to another.

Control: Volume Licenses serve the needs of organizations that acquire multiple licenses, but do not need numerous copies of the media and the documentation.

Volume discount:  Businesses with as few as five PCs can acquire licenses with discounts.  Lower pricing is also available for eligible government and academic organizations.

   B2C

Management determined that a simple, service-based fee would assist in the attracting and retaining B2C customers.   Our initial pricing model will vary from $9.99 to $29.99 a month depending upon the selection programming.

Competition

The registrant believes that the occupational and brain training market is highly fragmented.  There are several industry leaders, including Lumos Labs, Inc., Scientific Brain Training., Vivity Labs, Inc. CogniFit, and Cogmed, however, no one entity or group of entities has attained a dominant position in the industry.

The entry requirements for the occupational and brain training industry are believed by us to be significant.  We believe that the principal competitive factors in our market include:

   -  service functionality, quality, and performance;

   -  ease of use, reliability, scalability, and security of services;

   -  customer service and support;

   -  establishing a significant base of customers and distribution partners;

   -  ability to introduce new services to the market in a timely manner;

   -  ability to integrate with third-party offerings and services; and

   -  pricing.

A number of companies have invested in commercializing their occupational and brain fitness products to both consumer and institutional buyers.  These applications, which target different cognitive skills, are designed to either treat specific health conditions or enhance cognitive abilities and advocate healthy aging.  Current occupational and brain fitness programs are delivered online, software, and devices.

Current occupational and brain fitness software products are mainly offered to institutions, with very few products, e.g. MindFit and IntelliGym, being made available directly to consumers.

We believe that the competitive pricing environment will make it increasingly important for the registrant to successfully distinguish its products and services from competitors based on quality and superior service and operating efficiency.

Management is of the opinion that the growing market is large enough for the registrant to carve out its own niche in the market.  However, our limited financial situation, the preliminary stage of development of our proposed products and services, along with the fact that the intended market for our products and services is new and rapidly evolving will have negative effects on our ability to successfully enter that market.

Strategic Partners and Alliances

The registrant intends to leverage sales and delivery alliances with companies whose capabilities complement our capabilities, either by enhancing our Preventia brand or by helping us extend our offerings to new geographies.  By combining our alliance partners’ products and services with our own capabilities and expertise, we intend to create innovative, high-value occupational and brain training solutions for our customers.  The intention is that some alliances will be specifically aligned with our offerings, thereby adding skills, technology and insights that are applicable across the occupational and brain training industry.  Other alliances will extend and enhance our offerings specific to a single user group.

In addition, the registrant plans to continue to develop solutions that address specific market needs, are affordable, and can be easily integrated with the products and services we currently have in place.  We intend to continue to explore new market opportunities through product development, strategic partnering, acquisitions, the creation of new companies or divisions, and the use of partnership/distributor relationships that will provide increased market penetration in international markets.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES.

Our corporate and manufacturing offices are located at 8900 W. Olympic Boulevard, Beverly Hills, CA 90211.  Our telephone number is (877) 660-6463.  These offices consist of 500 square feet of shared space that were provided free of charge by our sole director until September 30, 2010 and thereafter have been leased on a month to month basis for $500.00 per month.

ITEM 3.   LEGAL PROCEEDINGS.

None

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information

a)  Market Information.  The registrant began trading on February 6, 2012.  There is currently no active market.

b)  Holders.  At March 28, 2012, there were 51 shareholders of the registrant.

c)  Dividends.  We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the board of directors deems relevant.

d)  Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.

Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.

Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

The registrant is a cognitive learning and development company that builds software tools for improving occupational and brain health and performance.  Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending.  Additionally, our performance will be affected by competition.  Management believes that as the industry continues to consolidate, competition with respect to price will intensify.  Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on quality and superior service and operating efficiency.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonably likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Capital and Source of Liquidity

We began generating revenues in 2011.  As of December 31, 2011, we had cash on hand of $15,171 and accounts receivable of $65,400.  We also had the amortization of software development costs resulting in cash from other assets of $129,167.  The total assets at December 31, 2011 was $209,738.

For the year ended December 31, 2010, we did not have any revenues.  We had cash on hand of $509 and a deposit of $2,500.  At December 31, 2010, we had total assets of $3,009.

For the year ended December 31, 2011, we had net income of $2,215.  We had $20,833 from the amortization of software development costs.  We had a $65,400 increase in accounts receivable, and a $2,500 decrease from a deposit.  We had $50,470 increase in accounts payable, and accrued expenses of $7,000.  At December 31, 2011, we had net cash provided by operating activities of 17,618.

For the period from Inception (April 9, 2010) to December 31, 2010, we had a net loss of $18,061.  We had a $2,500 increase from a deposit, and an increase in accrued expenses of $3,500.  At December 31, 2010, we had net cash used in operating activities of $17,061.

For the year ended December 31, 2011, we incurred $150,000 in software development costs, resulting in net cash used in investing activities of $150,000.  We did not conduct any investing activities for the period from inception (April 9, 2010) to December 31, 2010.

For the year ended December 31, 2011, we received proceeds from officer advances of $14,919, repaid $15,000 of prior officer advances, and received proceeds of $147,125 from the issuance of common stock, net of $9,500 of offering costs.  As a result, we had $147,044 net cash provided by financing activities for the year ended December 31, 2011.

For the period from inception (April 9, 2010) to December 31, 2010, we received proceeds from officer advances of $9,570 and received proceeds of $8,000 from issuance of common stock.  As a result, we had net cash provided by financing activities of $17,570.

The $129,555 difference between the net cash provided by financing activities for 2011 and 2010 resulted primarily from the issuance of common stock following the effectiveness of the registration statement in April 22, 2011.

Our long-term liquidity is dependent on the continuation of operations and receipt of revenues.  The registrant is going to have to bring in more capital to complete the additional steps of our business plan.

Results of Operations

For the year ended December 31, 2011, we had revenues of $101,100.  We had amortization expenses of $20,833, bank service charge expenses of $15, consulting fee expenses of $50,000, legal and professional fees of $9,273, accounting fees of $11,845, and rent expenses of $6,000.  We had total operating expenses of $97,966, for a total operating income of $3,134 for the year ended December 31, 2011.

For the period from inception (April 9, 2010) to December 31, 2010, we did not generate any revenues.  We had legal and professional fees of $12,916, accounting fees of $3,000, and rent expenses of $1,500.  We had total operating expenses of $17,416, resulting in an operating loss of $17,416 for the period.

The $20,550 difference between the operating losses for the year ended December 31, 2011 and 2010 was the result of the company beginning to generate revenues in excess of operating costs.

Plan of Operation.  The Company may experience problems, delays, expenses and difficulties, many of which are beyond the Company’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Critical Accounting Policies

The following accounting policies are considered critical by our management.  These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements.  These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition

The Company recognizes revenue relating to software licenses in accordance with FASB-ASC 985-605, “Software Revenue Recognition”.  The Company’s standard end user license agreement provides a fee to use the product.  License revenue is recognized upon shipment of the product, and the related estimated costs of providing customer support are expensed as incurred.  Consulting revenue on time and material type contracts is recognized based upon labor hours incurred.

Property and Equipment

Property and equipment are recorded at cost and are depreciated based upon estimated useful lives using the straight-line method. Estimated useful lives range from three to ten years.

Recent Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PREVENTIA, INC.

Index to

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Preventia, Inc.

We have audited the accompanying balance sheets of Preventia, Inc. (a corporation in the development stage) (the "Company") as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 and the period from April 9, 2010 (inception) through December 31, 2010.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from April 9, 2010 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern.  The Company has an accumulated deficit of $15,846.  The Company is subject to the risks and uncertainties associated with a new business, and has limited sales.  The Company’s operations are dependent upon it raising additional capital.  These matters raise substantial doubt about Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern..

 /s/Gumbiner Savett Inc.

GUMBINER SAVETT INC.

Santa Monica, California

March 28, 2012

PREVENTIA, INC.

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$ 15,171	$ 509
Accounts receivable	65,400	-
Total Current Assets	80,571	509

Other Assets
Software development costs, net of accumulated amortization of $20,833 through December 31, 2011	129,167	-
Deposit	-	2,500
Total Other Assets	129,167	2,500

TOTAL ASSETS	$209,738	$ 3,009
	=======	======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ 50,470	$ -
Accrued expenses	10,500	3,500
Advances from officer, including accrued interest	9,489	9,570
Total Current Liabilities	70,459	13,070

TOTAL LIABILITIES	70,459	13,070

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value; 25,000,000 shares authorized; 9,253,000 and 8,000,000 shares issued and outstanding at December 31, 2011 and 2010 respectively	925	800
Additional paid-in capital	154,200	7,200
Accumulated deficit	(15,846)	(18,061)
Total Stockholders' equity (deficit)	139,279	(10,061)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$209,738	$ 3,009
	=======	======

See notes to audited financial statements

PREVENTIA, INC.

STATEMENTS OF OPERATIONS

	For year ended December 31, 2011	For the period from Inception (April 9, 2010) to December 31, 2010
Revenues	$ 101,100	$ -

Operating Expenses:
Amortization	20,833	-
Bank service charges	15	-
Consulting fees	50,000	-
Legal and professional	9,273	12,916
Accounting	11,845	3,000
Rent	6,000	1,500
Total operating expenses	97,966	17,416

Operating income (loss)	3,134	17,416

Other income (expense)
Interest expense	(919)	(645)
Net income (loss) before income taxes	2,215	(18,061)

Provision for income taxes	-	-
Net income (loss)	$ 2,215	$ (18,061)
	=======	=======
Net income (loss) per share, Basic and Diluted	$ 0.00	$ 0.00
	=======	=======
Weighted Average Number of Shares	8,683,142	7,340,824
	=======	=======

See notes to audited financial statements

PREVENTIA, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 9, 2010 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock for cash	8,000,000	800	7,200	-	8,000
Net loss for the year ended December 31, 2010	-	-	-	(18,061)	(18,061)

Balance at December 31, 2010	8,000,000	800	7,200	(18,061)	(10,061)
Issuance of common stock for cash	1,253,000	125	147,000	-	147,125
Net income for the yeare ended December 31, 2011	-	-	-	2,215	2,215

Balance at December 31, 2011	9,253,000	$ 925	$154,200	$(15,846)	$139,279
	=======	=====	=======	=======	=======

See notes to audited financial statements

PREVENTIA, INC.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	For the period from Inception (April 9, 2010) to December 31, 2010
Cash Flows from Operating Activities:
Net income (loss)	$ 2,215	$(18,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of software development costs	20,833	-
(Increase) Decrease in:
Accounts receivable	(65,400)	-
Deposit	2,500	(2,500)
Increase in:
Accounts payable	50,470	-
Accrued expenses	7,000	3,500
Net cash provided by (used in) operating activities	17,618	(17,061)

Cash Flows from Investing Activities:
Software development costs	(150,000)	-
Net cash used in investing activities	(150,000)	-

Cash Flow from Financing Activities:
Proceeds from officer advances	14,919	9,570
Repayments to officer advances	(15,000)	-
Proceeds from issuance of common stock, net of $9,500 of offering costs	147,125	8,000
Net cash provided by financing activities	147,044	17,570

Net increase in cash	14,662	509

Cash balance at beginning of period	509	-

Cash balance at end of period	$ 15,171	$ 509
	=======	=======

See notes to audited financial statements

PREVENTIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations

Preventia Inc. (the “Company”) was incorporated under the laws of the state of Nevada on April 9, 2010.  The Company was formed to be an educational software provider and build software tools for improving occupational and brain health and performance.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP) which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, and has limited sales. The Company’s operations are dependent upon it raising additional capital. These matters raise substantial doubt about Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or the amounts and classification of liabilities that could result from the outcome of this uncertainty.  Because of our historic net losses uncertainties, our independent auditors, in their report on our financial statements for the year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern.

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition

Operating revenue consists of sales of computer software that is recognized during the period in which the software is provided to customers. Revenues from  product sales are recognized when the risks of ownership and title pass  to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. At December 31, 2011 and 2011, there was no allowance for sales returns.

PREVENTIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes revenue relating to software licenses in accordance with FASB ASC 985-605, “Software Revenue Recognition”.  The Company’s standard end user license agreement provides a fee to use the product.  License revenue is recognized upon shipment of the product and the related estimated costs of providing customer support are expensed as incurred.  Consulting revenue on time and material type contracts is recognized based upon labor hours incurred.

Concentration of cash

The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Accounts receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for doubtful accounts:

The allowance for doubtful accounts on accounts receivable is charged to expense in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical wire-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).

Fair value of financial instruments

All financial instruments are carried at amounts that approximate estimated fair value.

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.

PREVENTIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by FASB ASC 260, "Earnings per Share". Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. There were no potentially dilutive shares outstanding at December 31, 2011 and 2010, respectively.

Recent accounting pronouncements

The Company does not believe recently issued accounting pronouncements will have any material impact on its financial position, results of operations or cash flows.

NOTE 2 – CONCENTRATIONS

During 2011, 99% of the Company’s revenues were from two customers, comprised of 49.5% and 49.5% of revenues, respectively. At December 31, 2011, the amounts due from such customers were $50,000, and $14,300, respectively, which were included in accounts receivable.

PREVENTIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – SOFTWARE DEVELOPMENT COSTS

The Company capitalized costs incurred for developing software for the Company. As of December 31, 2011, total costs of $150,000 were capitalized.  At the completion of the software development, August 1, 2011, the costs were amortized on the straight-line method over the estimated life, which was determined to be three years. The Company recorded amortization expense of $20,833 during the year ended December 31, 2011.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	As of December 31,
	2011	2010
Accrued professional fees	$ 3,000	$2,000
Accrued rent	7,500	1,500
	$10,500	$3,500
	======	=====

NOTE 5 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the year ended December 31, 2011	For the period from Inception (April 9, 2010) to December 31, 2010
Numerator:
Net Income (Loss)	$ 2,215	$ 18,061
Denominator:
Weighted Average Number of Shares	8,683,142	7,340,824
Net Income (Loss) per share - Basic and Diluted	$ 0.00	$ 0.00
	=======	=======

NOTE 6 – INCOME TAXES

Through December 31, 2011, the Company incurred net operating losses for tax purposes of approximately $97,800. The net operating loss carry forward for federal purposes may be used to reduce taxable income through the year 2031. The availability of the Company’s net operating loss carry forward is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.

PREVENTIA, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (Continued)

A reconciliation of the expected tax computed at the statutory federal income tax rate to the provision for income taxes is as follows:

	2011	2010
Expected tax benefit at 34%	$ 753	$(6,141)
Change in valuartion allowance	(27,868)	6,141
Amortization	27,115	-
Provision for income taxes	$ -	$ -
	======	======

Significant components of the deferred tax assets (liabilities), computed at the federal tax rate of 34%, are approximately as follows:

	2011	2010
Net Operating Loss Carryforwards	$ 5,388	$ 6,141
Amortization	(27,868)	-
Valuation Allowance	(33,256)	(6,141)
Net deferred tax assets	$ -	$ -
	=======	=====

A 100% valuation allowance has been established against the deferred tax assets as the utilization of the loss carry forward cannot reasonably be assured.

Although the Company is not under examination, the tax years for 2010 and forward are subject to examination by United States tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, there was no accrued interest or penalties related to uncertain tax positions.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from officer

As of December 31, 2011 and 2010, the Company owed $9,489 and $9,570, respectively, to an officer of the Company. These advances are unsecured, due on demand, and bear interest at 8% per annum.

PREVENTIA, INC.

NOTES TO FINANCIAL STATEMENTS

Lease

The Company leases its office premise from an officer of the Company on a month-to-month basis. Total rent expense charged by the officer amounted to $6,000 for the year ended December 31, 2011, all of which was unpaid, and included in accrued expenses.

NOTE 8 – PRIVATE PLACEMENT

On June 16, 2011, the Company issued 1,253,000 common shares (post split) at a price of $0.25 per share, for gross proceeds of $156,625, through a private placement.  The Company paid $9,500 in offering costs in connection with this private placement.

NOTE 9 – FORWARD STOCK SPLIT

On June 17, 2011, the Company completed a two-for-one forward stock split for common shareholders of the private placement. The holder of the 8,000,000 shares issued at inception, declined to receive any additional shares as a result of the stock split.

The Company’s financial statements and footnotes give retroactive effect to this stock split.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

During the year ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated.  We confirm that the number of authorized directors has been set at five pursuant to our bylaws.  Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Dr. Murray Friedman	51	President, CEO, CFO, Director	Inception to present

Stuart Katz	47	COO, Secretary	Inception to present

Dr. Friedman and Mr. Katz would also be deemed to be promoters of the registrant.

Business Experience

Dr. Murray Friedman, President, Chief Executive Officer, Chief Financial Office, and Director

Dr. Friedman, a Doctor of Dental Surgery and a seasoned management executive, has used his expertise in working with a broad range of corporations over the past 27 years, advancing the visions and missions of corporations through his comprehensive understanding over a broad range of industries, enabling him to provide continuity and leadership to a diverse group of companies.

From 1983 to 1989, Dr. Friedman owned and operated, EMF Leasing, an automobile and equipment finance/leasing company, which he sold for a substantial profit upon completion of his dental general practice residency.  Upon completion of his residency, Dr. Friedman owned and operated a multi-faceted dental practice that delivered dental services to 15 nursing homes and assisted living centers in addition to directed a satellite service for Staten Island University Hospital from 1989 to 2003, which he sold along with another dental practice he started in 2002, All Smiles Dental, and sold them in separate transactions for significant profits in 2003.

From 2002 to 2009, Dr. Friedman served as the Chief Operating Officer for Implant Logic Systems, a Dental Implant Technology Company, using innovative CT scanning technology integrated with radiographic markers.  Currently Dr. Friedman is a Managing Member of Sapphire Capital Ventures, a Holding Company for Technology, Healthcare and Real Estate Ventures, which he formed in 2007.

Dr. Friedman’s education is as follows:

   1988

DDS   Columbia University School of Dental And Oral Surgery

   1982

BA   Yeshiva University (magna)

Major: Biology, Chemistry, Minor: Sociology

   1982

AA   Erna Michael College

Major: Jurisprudence

1988-1989

Woodhull Medical and Mental Health Center:

Residency in General Practice/Oral and Maxillo-Facial

Surgery, Rotations: Anesthesia, General Surgery,

Medicine, ENT, Plastic Surgery

Stuart Katz, Chief Operating Officer

Mr. Katz’s 20 years of executive operations experience has profitably directed operations of over 4,000 units in 30 buildings throughout New York City, responsible for construction and renovations for Weinreb Management from 1989 to 1994.

From 1994 to 1999, Mr. Katz served as the Assistant Director of Housing for the Met Council on Jewish Poverty, New York, N.Y., responsible for the day-to-day operations supervising 1500 non-profit residential units in four boroughs, directing the construction 100 unit dual-diagnosis residence on the Upper East Side in addition to planning and building of two 135 unit elderly apartment buildings in Starret City.

From 1999-2004, Mr. Katz served as NET2PHONE’s, a technology IPO Company, Director of Operations where he planned, designed, and oversaw the construction of 150,000 square feet of offices and seamlessly organized and implemented headquarters relocation from three locations with minimal impact to the over 800 employees.

Most recently, from 2004 to 2009, Mr. Katz successfully guided Windsor Healthcare as its Regional Environmental Specialist and as a Licensed Nursing Home Administrator.

Mr. Katz is a licensed Paramedic and has served on a neighborhood volunteer Ambulance Corp for over 20 years.  He earned a bachelor of science degree from Tuoro College in 1985 with a major in business management.

Dr. Friedman will serve in his capacity as sole director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Family Relationships

None

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past ten years:

  - Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

   -  Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

   - Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities,; or

   - Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Since inception, we have not paid any compensation to our officers.  Dr. Friedman purchased his 8,000,000 common shares for $8,000 in cash from personal funds.

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2012, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name	Amount	Percentage
Dr. Murray Friedman	8,000,000	86%
130 Central Avenue
Lawrence, NY 11559

Stuart Katz	0	0%
130 Cumberland Place
Lawrence, NY 11559

Officers and Directors
As a group (2 persons)	8,000,000	86%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Dr. Murray Friedman.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

For the year ended December 31, 2011, there were no transactions with related persons other than as described below.

Related Party Lease

The registrant leases its office premises from Dr. Friedman on a month-to-month basis.  Total rent expense charged by the officer amounted to $6,000 for the year ended December 31, 2011

Related Party Loan

As of December 31, 2011, the Company owed $9,489 to an officer of the Company. These advances are unsecured, due on demand, and bear interest at 8% per annum.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $13,500 and $13,500 from Gumbiner Savett Inc., respectively for the 2011 and 2010 fiscal years.  Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We incurred $700 and $700 aggregate tax fees and expenses from Gumbiner Savett Inc. for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We did not incur any non-audit related fees from Gumbiner Savett Inc. during the fiscal years ended 2011 and 2010.  The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2011 and 2010 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Gumbiner Savett Inc. solely for audit and audit-related services, tax consultation, and, as needed, for due diligence in acquisitions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2011 and 2010

Statements of Operations for the year ended December 31, 2011 and for the period from Inception (April 9, 2010) to December 2010

Statement of Changes in Stockholders' Equity for the period from April 9, 2010 (Inception) to the year end December 31, 2011

Statements of Cash Flows for the year ended December 31, 2011 and for the period from Inception (April 9, 2010) to December 2010.

(a)(2) List of financial statement schedules included in Part IV hereof:

None

 (a)(3) Exhibits

All of the following exhibits are incorporated by reference to Form S-1 and its amendments, file no: 333-171104.

   3.i      Articles of Incorporation

   3.ii     By-Laws

   3.iii    Common Stock Certificate

   5        Consent and Opinion of Jody M. Walker, Attorney at Law.

   11      Statement of Computation of Per Share Earnings

                This Computation appears in the Financial Statements

   23      Consent of Certified Public Accountant

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 28, 2012

Preventia, Inc.

By:  /s/Murray Friedman, DDS

Murray Friedman, DDS

CEO, Principal Financial Officer

Controller and Director