Form 10-Q
period 2012-03-31
Preventia, Inc.
filed 2012-05-11
CIK 1506302

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      000-4006

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

The number of outstanding shares of the registrant's common stock, May 10, 2012:  Common Stock – 9,253,000

PREVENTIA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

Preventia, Inc.

Balance Sheets

	(unaudited) March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$ 9,406	$ 15,171
Accounts receivable, net	1,100	65,400
Total Current Assets	10,506	80,571

Other Assets
Software development costs, net of accumulated amortization of $33,333 and $20,833	116,667	129,167
TOTAL ASSETS	$127,173	$209,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 54,000	$ 50,470
Accrued expenses	9,000	10,500
Advances from officer, including accrued interest	11,467	9,489
Total Current Liabilities	74,467	70,459
TOTAL LIABILITIES	74,467	70,459

Stockholders' Equity
Common stock, $0.0001 par value; 25,000,000 shares authorized; 9,253,000 and 8,000,000 shares issued and outstanding	925	925
Additional paid-in capital	154,200	154,200
Accumulated deficit	(102,419)	(15,846)
Total Stockholders' Equity	52,706	139,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,173	$209,738

The accompanying notes are an integral part of these financial statements.

Preventia, Inc.

Statements of Operations

 (unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues	$ -	$ -

Operating Expenses:
Amortization	12,500	-
Bad debt expense	50,000	-
Bank service charges	65	-
Consulting	20,000	-
Accounting	2,300	-
Rent	1,500	1,500
Total operating expenses	86,365	1,500

Operating loss	(86,365)	(1,500)

Other income (expense)
Interest expense	(208)	(191)

Net loss before income taxes	(86,573)	(1,691)

Provision for income taxes	-	-

Net loss	$ (86,573)	$ (1,691)

Net loss per share, Basic and Diluted	$ (0.01)	$ (0.00)

Weighted average number of shares	9,253,000	8,000,000

The accompanying notes are an integral part of these financial statements.

Preventia Inc.

Statements of Cash Flows

 (unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash Flows from Operating Activities:
Net loss	$ (86,573)	$(1,691)
Adjustment to reconcile net loss to net cash used by operating activities:
Amortization of software development costs	12,500	-
Accrued interest on advances from officer	1,978	-
Write-off of accounts receivable	50,000	-
(Increase) Decrease in:
Accounts receivable	14,300	-
Increase (Decrease) in:
Accounts payable	3,530	-
Accrued expenses	(1,500)	1,691
Net cash used in operating activities	(5,765)	-

Net Decrease in Cash	(5,765)	-

Cash Balance at beginning of period	15,171	-
Cash Balance at end of period	$ 9,406	$ 509

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

Basis of Presentation and Going Concern

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 filed on Form 10-K.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP) which contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, and has limited sales. The Company’s operations are dependent upon it raising additional capital and increasing revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or the amounts and classification of liabilities that could result from the outcome of this uncertainty.  Because of the Company’s historic net losses and uncertainties, the Company’s independent auditors, in their report on the Company’s financial statements for the year ended December 31, 2011, expressed substantial doubt about the Company’s ability to continue as a going concern.

Preventia Inc.

Notes to the Financial Statements

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition

Operating revenue consists of sales of computer software that is recognized during the period in which the software is provided to customers. Revenues from  product sales are recognized when the risks of ownership and title pass  to the customer, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. At March 31, 2012 and December 31, 2011, there was no allowance for sales returns.

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

Allowance for doubtful accounts:

The allowance for doubtful accounts on accounts receivable is charged to expense in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical wire-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).  During the three months ended March 31, 2012, an account receivable in the amount of $50,000 was written off.

Fair value of financial instruments

All financial instruments are carried at amounts that approximate estimated fair value.

Preventia Inc.

Notes to the Financial Statements

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, "Earnings per Share". Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. There were no potentially dilutive shares outstanding at March 31, 2012 and 2011.

Recent accounting pronouncements

The Company does not believe recently issued accounting pronouncements will have any material impact on its financial position, results of operations or cash flows.

Preventia Inc.

Notes to the Financial Statements

NOTE 2 – SOFTWARE DEVELOPMENT COSTS

The Company capitalized costs incurred for developing software for the Company. As of December 31, 2011, total costs of $150,000 were capitalized.

At the completion of the software, August 1, 2011, the costs were amortized on the straight-line method over the estimated life, which was determined to be three years. The Company recorded amortization expense of $12,500 during the three months ended March 31, 2012.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	(Unaudited) March 31, 2012	December 31, 2011
Accrued professional fees	$ -	$ 3,000
Accrued rent	9,000	7,500
	$9,000	$10,500

NOTE 4 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	(Unaudited) Three Months Ended March 31, 2012	Year Ended December 31, 2011
Numerator:
Net Loss	$ (86,573)	$ (1,691)
Denominator:
Weighted Average Number of Shares	9,253,000	8,000,000
Net Loss per share - Basic and Diluted	$ (0.01)	(0.00)

Preventia Inc.

Notes to the Financial Statements

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from officer

As of March 31, 2012 and December 31, 2011, the Company owed $11,467 and $9,489, respectively, to an officer of the Company. These advances are unsecured, due on demand, and bear interest at 8% per annum.

Lease

The Company leases its office premise from an officer of the Company on a month-to-month basis. Total rent expense charged by the officer amounted to $1,500 for each of the three months ended March 31, 2012 and 2011,  all of which was unpaid and included in accrued expenses.

NOTE 6 – PRIVATE PLACEMENT

On June 16, 2011, the Company issued 1,253,000 common shares (post split) at a price of $0.25 per share, for gross proceeds of $156,625, through a private placement.  The Company paid $9,500 in offering costs in connection with this private placement.

NOTE 7 – FORWARD STOCK SPLIT

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

Results of Operations

For the three months ended March 31, 2012, we did not generate any revenues.  We had amortization expenses of $12,500, bad debt expenses of $50,000, bank service charges of $65, consulting expenses of $20,000, accounting expenses of $2,300, and rent expenses of $1,500.  As a result, we had total operating expenses of $86,365.  We had interest expense of $208, resulting in net loss of $86,573 for the three months ended March 31, 2012.

For the three months ended March 31, 2011, we did not generate any revenues.  We had rent expenses of $1,500 and interest expense of $191.  As a result, we had net loss of $1,691 for the three months ended March 31, 2011.

The net loss for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 increased by $84,882.  This increase was a result of the general expense of being a reporting company, consulting expense and bad debt expense.

Liquidity and Capital Resources

For the three months ended March 31, 2012 and 2011, we did not pursue any investing activities.

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

Item 4. Controls and Procedures.

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

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

Dated: May 10, 2012

By:   /s/Murray Friedman, DDS

Murray Friedman, DDS

CEO, Principal Financial Officer,

Controller and Director