Form 10-Q
period 2012-06-30
Preventia, Inc.
filed 2012-08-20
CIK 1506302

fSECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number      000-54455

Preventia Inc.

(Exact name of Registrant

in its charter)

Nevada	27-2438013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

36 Toronto St., Suite 1150, Toronto, ON	M5C 2C5
(Address of Principal Executive Offices)	(Zip Code)

Preventia's Telephone Number, Including Area Code: (416) 844-3723

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

The number of outstanding shares of the registrant's common stock, August 20, 2012:  Common Stock – 9,253,000

PREVENTIA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

PREVENTIA, INC.

Balance Sheets

June 30, 2012 and December 31, 2011

	(unaudited) June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$ -	$ 15,171
Accounts receivable, net	-	65,400
Total Current Assets	-	80,571

Other Assets
Goodwill	470,000	-
Software development costs, net of accumulated amortization of $20,833	-	129,167
TOTAL ASSETS	$470,000	$209,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ -	$ 50,470
Accrued expenses	5,037	10,500
Advances from officer, including accrued interest	-	9,489
Total Liabilities	5,037	70,459

Stockholders' Equity
Common stock, $0.0000025 and $0.0001 par value; authorized; 1,000,000,000 shares; 370,120,000 and 9,253,000 shares issued and outstanding	925	925
Additional paid-in capital	469,075	154,200
Accumulated deficit	(5,037)	(15,846)
Total Stockholders' Equity	464,963	139,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$470,000	$209,738

The accompanying notes are an integral part of these financial statements.

PREVENTIA, INC.

Statements of Operations

For the three and six months ended June 30, 2012 and June 30, 2011

(unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
Amortization	-	-	12,500	-
Bad debt expense	-	-	50,000	-
Bank service charges	-	15	65	15
Consulting	-	-	20,000	-
Accounting	4,000	1,500	6,300	1,500
Office	-	91	-	91
Legal and Professional	7,437	6,884	7,437	6,884
Rent	-	1,500	1,500	3,000
	11,437	9,900	97,802	11,490

Operating loss	(11,437)	(9,900)	(97,802)	(11,490)

Other expense
Interest expense	-	191	208	382

Net loss before income taxes	(11,437)	(10,181)	(98,010)	(11,872)

Provision for income taxes	-	-	-	-

Net loss	$(11,437)	$(10,181)	$(98,010)	$(11,872)
Net loss per share, Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding	140,116,857	8,179,000	67,480,442	8,089,994

The accompanying notes are an integral part of these financial statements.

PREVENTIA, INC.

Statements of Cash Flows

For the six months ended June 30, 2012 and June 30, 2011

(unaudited)

	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities:
Net loss	$(98,010)	$(11,872)
Adjustment to reconcile net loss to net cash used by operating activities:
Amortization of software development costs	12,500	-
Accrued interest on advances from officer	(98)	382
Write-off of accounts receivable	50,000	-
Decrease in:
Accounts receivable	15,400	-
Deposit	-	2,500
Advances from officer	-	-
Increase (decrease) in accrued expenses	5,037	2,500
Net cash used in operating activities	(15,171)	(6,490)

Cash flows from financing activities:
Proceeds from officer advances	-	11,500
Proceeds from issuance of common stock, net of $2,000 of offering costs	-	154,625
Net cash provided by financing activities	-	166,125

(Decrease) Increase in cash	(15,171)	109,635

Cash, beginning of period	15,171	509
Cash, end of period	$ -	$110,144

The accompanying notes are an integral part of these financial statements.

Preventia Inc.

Notes to the Financial Statements

Period ended June 30, 2012

(Unaudited)

Preventia Inc. (the “Company”) was incorporated under the laws of the state of Nevada on April 9, 2010.  The Company was initially formed to be an educational software provider and build software tools for improving occupational and brain health and performance.  The Company’s common shares were acquired on May 18, 2012 and the Company is now focused on working with corporate clients to develop, market and distribute financial products such as debt instruments, venture capital funds, expiration-less options, insurance products and energy futures for dematerialization and electronic trading and operates an electronic trading platform through a third-party service provider with respect to the foregoing.

1.

Significant accounting policies:

(a) Basis of presentation and going concern:

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 filed on Form 10-K.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP) that contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, and has limited sales. The Company’s operations are dependent upon it raising additional capital and increasing revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or the amounts and classification of liabilities that could result from the outcome of this uncertainty.  Because of the Company’s historic net losses and uncertainties, the Company’s independent

Preventia Inc.

Notes to the Financial Statements

Period ended June 30, 2012

(Unaudited)

auditors, in their report on the Company’s financial statements for the year ended December 31, 2011, expressed substantial doubt about the Company’s ability to continue as a going concern.

(b) Use of estimates:

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue and expenses.  Actual results may differ from these estimates.

(c) Revenue recognition:

Operating revenue consists of sales of computer software that is recognized during the period in which the software is provided to customers.  Revenues from product sales are recognized when the risks of ownership and title pass to the customers, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104.  At June 30, 2012 and December 31, 2011, there was no allowance for sales returns.

(d) Concentration of cash:

The Company places its cash and cash equivalents with high quality financial institutions.  At times, cash balances may be in excess of the FDIC insurance limits.  Management considers the risk to be minimal.

(e) Accounts receivable:

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest in not accrued on overdue accounts receivable.

(f) Allowance for doubtful accounts:

The allowance for doubtful accounts on accounts receivable is charged to expense in amounts sufficient to maintain the allowance for uncollectible accounts at a

Preventia Inc.

Notes to the Financial Statements

Period ended June 30, 2012

(Unaudited)

level management believes is adequate to cover any probably losses.  Management determines the adequacy of the allowance based on historical wire-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).  During the six months ended June 30, 2012, an account receivable in the amount of $50,000 was written off.

(g) Goodwill:

Goodwill represents the excess, at the date of acquisition, of the purchase price over the fair value of the net amounts assigned to individual assets acquired and liabilities assumed relating to an acquisition.  Goodwill is carried at initial costs less any write-down for impairment.  The Company is required to perform an annual impairment test and any impairment provision is charged to earnings.  In addition to the annual impairment test, the Company also performs an impairment test if any event occurs or if circumstances change that would indicate that the fair value of a reporting unit was below its carrying value.  No goodwill impairment provision was required for the period ended June 30, 2012.

(h) Fair value of financial instruments:

All financial instruments are carried at amounts that approximate estimated fair value.

(i) Income taxes:

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of June 30, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Preventia Inc.

Notes to the Financial Statements

Period ended June 30, 2012

(Unaudited)

(j) Software development costs:

The Company capitalizes computer software and software development costs incurred in connection with developing or obtaining computer software for sale when both the preliminary project stage is completed and it is probable that the software will be used as intended.  Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are amortized on a straight-line basis when placed into service over the estimated useful lives of the software. On August 1, 2011, the software was placed in service for use in operations, and was being amortized over three years.  Effective April 1, 2012, the development of the software was discontinued.

(k) Net loss per common share:

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, "Earnings per Share". Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. There were no potentially dilutive shares outstanding at June 30, 2012 and 2011.

(l) Recent accounting pronouncements:

The Company does not believe recently issued accounting pronouncements will have any material impact on its financial position, results of operations or cash flows.

2.

Goodwill:

Effective May 18, 2012, all of the outstanding common shares of the Company were acquired through a series of Stock Purchase Agreements for cash consideration of $470,000.  The existing assets were used to settle any outstanding liabilities of the Company prior to the acquisition of control, and no

Preventia Inc.

Notes to the Financial Statements

Period ended June 30, 2012

(Unaudited)

financial assets or financial liabilities remained.  The accumulated deficit incurred by the Company between the acquisition date of May 18, 2012 and June 30, 2012 was $5,037.

3.

Software development costs:

The Company capitalized costs incurred for developing software for the Company.  As of December 31, 2011, total costs of $150,000 were capitalized.

At the completion of the software, August 1, 2011, the costs were amortized on the straight-line method over the estimated life, which was determined to be three years.  The Company recorded amortization expense of $12,500 during the six months ended June 30, 2012.

4.  Accrued expenses:

	(Unaudited)
	June 30, 2012	December 31, 2011
Accrued professional fees	$5,037	$ 3,000
Accrued rent	-	7,500
	$5,037	$10,500

5.

Net income (loss) per share:

The Hospital has financed certain computer, medical and diagnostic equipment by entering into capital leasing arrangements. Capital lease repayments (including net applicable taxes) are due as follows:

	(Unaudited)
	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Numerator:
Net (loss) income	$(98,010)	$ 2,215
Denominator:
Weighted Average Number of Shares	67,480,442	8,683,142
Net loss per share - Basic and Diluted	$ (0.00)	$ 0.00

Preventia Inc.

Notes to the Financial Statements

Period ended June 30, 2012

(Unaudited)

6.

Related party transactions:

Advances from officer:

As of June 30, 2012 and December 31, 2011 the Company owed $nil and $9,489 respectively, to an officer of the Company.  These advances are unsecured, due on demand, and bear interest at 8% per annum.

Lease:

The Company leased its office premise from an officer of the Company on a month-to-month basis.  The rent expense charged by the officer amounted to $1,500 for each month up to March 31, 2012.

7.

Private placement:

On June 16, 2011, the Company issued 1,253,000 common shares (post split) at a price of $0.25 per share, for gross proceeds of $156,625, through a private placement.  The Company paid $9,500 in offering costs in connection with this private placement.

8.

Forward stock splits:

On May 29, 2012, the Company completed a forty-for-one forward stock split for common shareholders with corresponding changes to the Corporation’s articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000 and to reduce the par value per share of the common stock to $0.0000025.

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

Due to the change in our corporate operations that occurred in connection with the change in control of our company on May 18, 2012, we transferred all of our assets to Dr. Murray Friedman, who owned 86.5% of our outstanding stock and was our executive officer and sole director prior to the Change in Control Events.  We transferred our assets to Dr. Friedman in consideration for the extinguishment of our liabilities.  As of March 31, 2012, the total book value of our assets, which consisted primarily of capitalized software development costs (net of amortization), was $127,173 and our total liabilities were $74,467.  As of August 2011 we determined that the software had an estimated life of three years, and we were amortizing the costs on a straight-line basis over the estimated life.  The original capitalized cost was $150,000.

On June 30, 2012, the Company entered into a license agreement with Private Trading Systems PLC, a company incorporated pursuant to the laws of England and Wales (the “Licensor”).  Pursuant to the License Agreement, the Licensor granted the registrant a personal, non-transferable, exclusive license (the "License"), throughout the universe and for the duration of the Term (as defined below), to use, sub-license, enforce and otherwise exploit a trading system designed to facilitate the trading of instruments, investments, securities and assets between buyers and sellers in a trading environment (the “System”) and all intellectual property incorporated therein and related thereto (collectively, the “System IP”, which term includes but is not limited to United States Patent No. 8,165,952 (“Electronic Trading System”) and all improvements thereof and thereupon.operating efficiency.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended June 30, 2012, we did not generate any revenues.  We had amortization expenses of $0, bad debt expenses of $0, bank service charges of $0, consulting expenses of $0, accounting expenses of $4,000, office expenses of $0, legal and professional expenses of $7,437, and rent expenses of $0.  As a result, we had total operating expenses of $11,437.  We had interest expense of $0, resulting in net loss of $11,437 for the three months ended June 30, 2012.

For the three months ended June 30, 2011, we did not generate any revenues.  We had amortization expenses of $0, bad debt expenses of $0, bank service charges of $15, consulting expenses of $0, accounting expenses of $1,500, office expenses of $91, legal and professional expenses of $6,884, and rent expenses of $1,500.  As a result, we had total operating expenses of $9,900.  We had interest expense of $191, resulting in net loss of $10,181 for the three months ended June 30, 2011.

The net loss for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 increased by $1,256.  This increase was a result of the general expense of being a reporting company the increased accounting expenses that result from it.

For the six months ended June 30, 2012, we did not generate any revenues.  We had amortization expenses of $12,500, bad debt expenses of $50,000, bank service charges of $65, consulting expenses of $20,000, accounting expenses of $6,300, office expenses of $0, legal and professional expenses of $7,437, and rent expenses of $1,500.  As a result, we had total operating expenses of $97,802.  We had interest expense of $208, resulting in net loss of $98,010 for the six months ended June 30, 2012.

For the six months ended June 30, 2011, we did not generate any revenues.  We had amortization expenses of $0, bad debt expenses of $0, bank service charges of $15, consulting expenses of $0, accounting expenses of $1,500, office expenses of $91, legal and professional expenses of $6,884, and rent expenses of $3,000.  As a result, we had total operating expenses of $11,490.  We had interest expense of $382, resulting in net loss of $11,872 for the six months ended June 30, 2011.

The net loss for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 increased by $86,138.  This increase was a result of the general expense of being a reporting company, consulting expense and bad debt expense.

Liquidity and Capital Resources

For the six months ended June 30, 2012 and 2011, we did not pursue any investing activities.

For the six months ended June 30, 2012, we did not pursue and financing activities.

For the six months ended June 30, 2011, we received proceeds from officer advances of $11,500 and proceeds from the issuance of common stock, net of $2,000 of offering costs, of $154,625.  As a result, we had net cash provided by financing activities of $166,125 for the six months ended June 30, 2011.

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

Plan of Operations

The Company currently focuses on working with corporate clients to develop, market and distribute financial products such as debt instruments, venture capital funds, expiration-less options, insurance products and energy futures for dematerialization and electronic trading and operates an electronic trading platform.  We are also pursuing various software-related licensing and other business opportunities.

If we are unable to raise sufficient funds or obtain alternate financing, we may never complete development and become profitable.

Neither Robert Stevens nor Terence Ramsden have been taking a salary for their work with the company.  The company has only incurred legal costs and costs payable to the company’s transfer.  As a short-term measure, Terence Ramsden has agreed to lend the company any required amounts by way of promissory notes with a 0% interest rate.  As of June 30, 2012, no such loans have been taken out.  The Company needs to generate sufficient funds to complete the development of our financial products and our business plans, as well as pay licensing fees when required.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

In connection with the December 31, 2011 audit of our consolidated financial statements and our review of the quarter ended June 30, 2012, our independent auditors identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of appropriate resources to handle the accounting for certain complex equity transactions and our lack of a sophisticated financial reporting system.  The accounting department constituted of one officer who is also the controller.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

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

Dated: August 20, 2012

By:   /s/Robert Stevens

Robert Stevens

CEO, Principal Financial Officer,

Controller and Director