Form 10-Q/A
period 2012-06-30
Preventia, Inc.
filed 2012-08-31
CIK 1506302

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

The number of outstanding shares of the registrant's common stock, August 20, 2012:  Common Stock – 395,120,000

EXPLANATORY NOTE

This amendment is being filed solely to correct the number of shares outstanding as of August 20, 2012.

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

       101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

       101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

       101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

       101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**To be filed by amendment - XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2012

By:   /s/Robert Stevens

Robert Stevens

CEO, Principal Financial Officer,

Controller and Director