Form 10-Q/A
period 2012-06-30
Preventia, Inc.
filed 2012-09-13
CIK 1506302

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

The number of outstanding shares of the registrant's common stock, September 13, 2012:  Common Stock – 395,120,000

EXPLANATORY NOTE

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

PREVENTIA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

PREVENTIA, INC.

Balance Sheets

June 30, 2012 and December 31, 2011

	(unaudited) June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$ -	$ 15,171
Accounts receivable, net	-	65,400
Total Current Assets	-	80,571

Other Assets
Goodwill	470,000	-
Software development costs, net of accumulated amortization of $20,833	-	129,167
TOTAL ASSETS	$470,000	$209,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ -	$ 50,470
Accrued expenses	5,037	10,500
Advances from officer, including accrued interest	-	9,489
Total Liabilities	5,037	70,459

Stockholders' Equity
Common stock, $0.001 and $0.0001 par value; authorized; 1,000,000,000 shares; 370,120,000 and 9,253,000 shares issued and outstanding	370,120	925
Additional paid-in capital	99,880	154,200
Accumulated deficit	(5,037)	(15,846)
Total Stockholders' Equity	464,963	139,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$470,000	$209,738

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

8.

Forward stock splits:

On May 29, 2012, the Company completed a forty-for-one forward stock split for common shareholders with corresponding changes to the Corporation’s articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000.

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

Dated: September 13, 2012

By:   /s/Robert Stevens

Robert Stevens

CEO, Principal Financial Officer,

Controller and Director