Form 10-Q/A
period 2012-06-30
Preventia, Inc.
filed 2012-12-18
CIK 1506302

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

The number of outstanding shares of the registrant's common stock, December 18, 2012:  Common Stock – 395,120,000

PREVENTIA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

PREVENTIA, INC.

A Development Stage Company

Balance Sheets

June 30, 2012 and December 31, 2011

	(Restated) June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Current Assets of discontinued operations	$ 0	$ 80,571
Total Current Assets	0	80,571
Other assets of discontinued operations	0	129,167
TOTAL ASSETS	$ 0	$209,738
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$5,037	$ 0
Current liabilities of discontinued operations	0	70,459
Total Liabilities	$5,037	$70,459
Stockholders' Equity
Common stock, $0.001 par value; authorized; 1,000,000,000 shares; 370,120,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	370,120	370,120
Additional paid-in capital	(214,995)	(214,995)
Accumulated deficit	(155,125)	(15,846)
Deficit accumulated during the development stage (Inception: May 18, 2012)	(5,037)	0
Total Stockholders' Equity (Deficit)	(5,037)	139,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 0	$209,738

The accompanying notes are an integral part of these financial statements.

PREVENTIA, INC.

A Development Stage Company

Statements of Operations

For the three and six months ended June 30, 2012 and June 30, 2011

(unaudited)

	(Restated) 3 months ended June 30, 2012	3 months ended June 30, 2011	(Restated) 6 months ended June 30, 2012	6 months ended June 30, 2011	Cumulative from May 18, 2012 through June 30, 2012
Revenues	$ 0	$ 0	$ 0	$ 0	$ 0

Operating Expenses:
Legal and Professional	5,037	0	5,037	0	5,037
Operating loss	(5,037)	0	(5,037)	0	(5,037)

Loss from continuing operations	(5,037)	0	(5,037)	0	(5,037)

Loss on disposal of continued operations	(46,306)	0	(46,306)	0	0

Loss from discontinued operations	(92,765)	(10,181)	(92,973)	(11,872)	0

Net loss	$(144,108)	$(10,181)	$(144,316)	$(11,872)	$(5,037)

Basic and diluted loss per share from:

Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	370,170,000	327,160,000	370,120,000	323,599,760

The accompanying notes are an integral part of these financial statements.

PREVENTIA, INC.

A Development Stage Company

Statements of Cash Flows

For the six months ended June 30, 2012 and June 30, 2011

(unaudited)

	(Restated) June 30, 2012	June 30, 2011	Cumulative From May 18, 2012 through June 30, 2012

Cash flows from continuing operating activities
Net loss from continuing operations	($5,037)	$0	$(5,037)
Adjustment to reconcile net loss to net cash used by operating activities:
Increase (decrease) in accrued expenses	5,037	0	5,037
Cash flows from discontinued operations	(15,171)	(6,490)	0
Net cash used in operating activities	(15,171)	(6,490)	0

Cash flows from continuing financing activities:
Cash flows from discontinued operation	0	166,125	0
Net cash provided by financing activities	0	166,125	0
Cash flows from continuing investing activities:
Cash flows from discontinued operation	0	(50,000)	0
Net cash provided by investing activities	0	(50,000)	0

(Decrease) increase in cash	(15,171)	109,635	0

Cash, beginning of period	15,171	509	0

Cash, end of period	$ 0	$110,144	$ 0

The accompanying notes are an integral part of these financial statements:

Preventia Inc.

A Development Stage Company

Notes to the Financial Statements

Period ended June 30, 2012

(Unaudited)

Preventia Inc. (the “Company”) was incorporated under the laws of the state of Nevada on April 9, 2010.  The Company was initially formed to be an educational software provider and build software tools for improving occupational and brain health and performance.  The Company’s common shares were acquired on May 18, 2012 and the Company is now focused on working with corporate clients to develop, market and distribute financial products such as debt instruments, venture capital funds, expiration-less options, insurance products and energy futures for dematerialization and electronic trading and operates an electronic trading platform with respect to the foregoing.

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

(f)  Allowance for doubtful accounts:

The allowance for doubtful accounts on accounts receivable is charged to expense in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probably losses.  Management determines the adequacy of the allowance based on historical wire-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).  During the six months ended June 30, 2012, an account receivable in the amount of $50,000 was written off.

(g)  Fair value of financial instruments:

All financial instruments are carried at amounts that approximate estimated fair value.

 (h)  Income taxes:

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “ Income Tax ,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of June 30, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions

(i)  Software development costs:

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

(j)

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

(k)

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

3.

Accrued expenses: (Unaudited)

	(unaudited) June 30, 2012	December 31, 2011
Accrued professional fees	$5,037	$3,000
Accrued rent	0	7,500
Total	$5,037	$10,500

4.

Net income (loss) per share:

The following table sets forth the computation of basic and diluted net income (loss) per share:

	(Restated) Six months ended June 30, 2012	Year ended December 30, 2011
Numerator:
Net (loss) income from continuing operations	($5,037)	$0
Net (loss) income from discontinued operations	($139,279)	$2,215
Denominator:
Weighted Average Number of Shares	370,120,000	370,120,000
Net loss per share - Basic and Diluted from continuing operations	$0.00	$0.00
Net loss per share - Basic and Diluted from discontinued operations	$0.00	$0.00

5.

Related party transactions:

Advances from officer:

As of June 30, 2012 and December 31, 2011 the Company owed $nil and $9,489 respectively, to an officer of the Company.  These advances are unsecured, due on demand, and bear interest at 8% per annum.  Subsequent to period end, a shareholder of the Company advanced $443,230 to the Company, of which $312,970 remains outstanding as at December 14, 2012.  These advances are due on demand, without interest and are unsecured.

Lease:

The Company leased its office premise from an officer of the Company on a month-to-month basis.  The rent expense charged by the officer amounted to $1,500 for each month up to March 31, 2012.

6.

Private placement:

On June 16, 2011, the Company issued 1,253,000 common shares (post split) at a price of $0.25 per share, for gross proceeds of $156,625, through a private placement.  The Company paid $9,500 in offering costs in connection with this private placement.

7.

Forward stock splits:

On May 29, 2012, the Company completed a forty-for-one forward stock split for common shareholders with corresponding changes to the Corporation’s articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000.  In addition, the Company changed the par value of its common stock from $0.0001 to $0.001 per share.

On June 17, 2011, the Company completed a two-for-one forward stock split for common shareholders of the private placement.  The holder of the 8,000,000 shares issued at inception, declined to receive any additional shares as a result of the stock split.

The results of these stock splits have been retroactively presented in the financial statements of the Company.

8.

Commitment:

On June 30, 2012, the Company entered into a five year license agreement with Private Trading Systems PLC, a company incorporated pursuant to the laws of England and Wales (the “Licensor”).  The agreement is renewable for two additional five-year terms.  Pursuant to the agreement, the Licensor granted the Company an exclusive license to use a trading system designed to facilitate the trading of instruments, investments, securities and assets between buyers and sellers in a trading environment (the “System”) and all intellectual property incorporated therein and related thereto (collectively, the “System IP”).  Under the terms of the agreement the Company shall pay to the Licensor, the greater of:

(i)

$2,000,000 per year, payable quarterly in equal installments; and

(ii)

fifty percent (50%) of gross revenues earned and received by the Company in connection with the use the System and/or the System IP less amounts paid by the Company to legal counsel and other third parties with respect to litigation or other enforcement proceedings as such litigation and /or enforcement proceedings pertain to the enforcement of the System IP.

On July 11, 2012, the Company assigned all of its rights and obligation under this license agreement it its wholly owned subsidiary Preventia Group Corp. (“PGC”), a company incorporated on July 9, 2012.

9.

Discontinued operations:

On May 18, 2012 the Company transferred all of its assets and liabilities to Dr. Murray Friedman who owned at that time 86.5% of the outstanding common stock of the Company. Dr. Friedman agreed to accept the assets of the Company and also agreed to extinguish all of the liabilities of the Company.  There was no other consideration given by Dr. Friedman.  This transaction resulted in the Company recognizing as loss from the disposal of the assets/liabilities of the Company in the amount of $46,306. As part of this agreement, Dr. Friedman sold all of his outstanding shares of common stock to several independent investors for a total sum of $ 470,000.  At this time the Company underwent a significant change of control. As a result of this transaction, management concluded that the Company became a development stage company as of May 18, 2012.

The assets and liabilities related to discontinued operations have been reclassified as assets and liabilities of discontinued operations on the balance sheets.  Operating results related to these assets and liabilities have been included in net loss from discontinued operations on the statement of income.  Comparative periods have been restated.

10.

Subsequent events:

(a)  Service agreement

On July 13, 2012, PGC, the Company’s wholly owned subsidiary entered into a five year service agreement with Private Trading Systems Corp. (“PTS”), a company incorporated under the laws of the Republic of Panama. PTS shall provide services related to the trading system.  The fee for this service is $30,000 per month.

(b)  Acquisition of DRM Informatics Corp.

On August 13, 2012, the Company acquired 100% of the common shares of DRM Informatics Corp. ("DRMI"), a company developing anti-piracy software, in exchange for the issuance of 25,000,000 common shares to Alan Mintzer (the "Seller").  Upon completion by DRMI of the prototype on or before November 30, 2012, the Company shall issue to the Seller and additional 25,000,000 shares in consideration for services rendered post-acquisition.

The company shall provide a maximum of US$ 350,000 to DRMI by way of loan or capital investment, for the purpose of funding the development and building of an operational prototype suitable for demonstrating proof of concept.

Upon completion of a working and successful prototype, the Company shall provide further funding, by way of loan or further capital investment up to a maximum of US $13,200,856 to (i) complete BETA testing of the product; and (ii) produce a full and complete production grade product which provides a solution to the software piracy problem targeted.  The prototype is to be completed on or before November 30, 2012.

The seller has the option to repurchase 49.99 % of the acquired shares after successful completion of the prototype and BETA testing but prior to any Initial Public Offering or sale of DRMI.  The purchase price for the shares shall be the “fair market value” being (i) the median assessment of the market value of such shares as determined by two independent investment bank grade reports and opinions (with one valuator chosen by Seller and one chosen by the Company) less (ii) 10% of the amount determined in accordance with (i).

The Company also entered into an employment agreement with the Seller for a period of 3 years with a monthly salary of 25,000.

(c) Co-operation agreement

On September 7, 2012, PGC and Dematco Group (Canada) Corp. ("DGCC") entered into a Co-operation Agreement (the "Agreement") whereby PGC and DGCC agreed to perform certain services (collectively, the "Services") for each other as independent consultants and to receive certain services from each other under the terms of the Agreement.   This Agreement is in effect until December 31, 2019, unless otherwise terminated in accordance with the terms and conditions of this Agreement

Under the Agreement PGC will pay to DGCC a fee equal to 50% of the revenues received by PGC which are form DGCC's provision of services carried out on or for the clients of PGC.  Similarly, DGCC will pay to PGCC a fee equal to 50% of the revenues received by DGCC which are from PGC's provision of services carried out on or for the clients of DGCC.

 (d) Promissory note

On October 3, 2012, the Company signed a promissory note with K.O. Investments Ltd. ("the Lender") for the lesser of:

(a)  the principal amount of $250,000;

(b)  the unpaid principal balance of all advances made by the Lender to the

Company.

The unpaid balances of all advances shall bear interest at a rate of ten percent per annum up to and including the due date and thirty percent per annum thereafter, calculated daily.

Upon repayment of all the advances, the Company shall pay to the Lender, in addition to the interest accrued, thereon, an amount equal to $12,500, being five percent of the maximum principal.

The note is secured by common shares of the Company of which are held in Escrow and by a personal guarantee of an officer of the Company.

11.

Restatement:

Preventia Inc. has restated its previously issued unaudited financial statements for the six months ended June 30, 2012.   The decision to restate the Company’s financial statements was based on the results of an internal review performed by management.

The Company had previously applied push down accounting rules to the series of Stock Purchase Agreements entered into on May 18, 2012, (see Note 9 to the financial statements).  As a result of this determination, the existing assets that were used to settle any outstanding liabilities of the Company prior to the acquisition of control, should be presented as a discontinued operation.

The following table summarizes the correction on each of the affected financial statement line items for the period.

For the Six Months Ended June 30, 2012:	As Previously Reported	Restatement Adjustment	As Restated
Goodwill	$470,000	($470,000)	$0
Total Assets	$470,000	($470,000)	$0
Additional paid in capital	99,880	(314,875)	(214,995)
Accumulated deficit	(5,037)	(155,125)	(160,162)
Total Stockholders' Equity	94,843	(470,000)	(375,157)
Statement of operations
Loss for discontinued operations	0	(139,279)	(139,279)
Net Loss	(98,010)	(46,306)	(144,316)
Weighted Average number of common shares Outstanding	67,480,442	302,639,558	370,120,000
Net loss per share	$0.00	$0.00	$0.00

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

On June 30, 2012, the Company entered into a license agreement with Private Trading Systems PLC, a company incorporated pursuant to the laws of England and Wales (the “Licensor”).  Pursuant to the License Agreement, the Licensor granted the registrant a personal, non-transferable, exclusive license (the "License"), throughout the universe and for the duration of the Term (as defined below), to use, sub-license, enforce and otherwise exploit a trading system designed to facilitate the trading of instruments, investments, securities and assets between buyers and sellers in a trading environment (the “System”) and all intellectual property incorporated therein and related thereto (collectively, the “System IP”, which term includes but is not limited to United States Patent No. 8,165,952 (“Electronic Trading System”) and all improvements thereof and thereupon.   On July 11, 2012, the Company assigned all of its rights and obligation under this license agreement it its wholly owned subsidiary Preventia Group Corp. (“PGC”), a company incorporated on July 9, 2012.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended June 30, 2012, we did not generate any revenues.  We had legal and professional expenses of $5,037, loss on disposal of continued operations of $46,306, and a loss from discontinued operations of $92,765.  As a result, we had net loss of $144,108 for the three months ended June 30, 2012.

For the three months ended June 30, 2011, we did not generate any revenues.  We had a loss from discontinued operations of $10,181, and as a result, we had net loss of $10,181 for the three months ended June 30, 2011.

The net loss for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 increased by $133,927.  This increase was a result of increased losses from both continuing and discontinued operations during the three months ended June 30, 2012.

For the six months ended June 30, 2012, we did not generate any revenues.  We had legal and professional expenses of $5,037, loss on disposal of continued operations of $46,306, and loss from discontinued operations of $92,973.  As a result, we had net loss of $144,316 for the six months ended June 30, 2012.

For the six months ended June 30, 2011, we did not generate any revenues.  We had loss from discontinued operations of $11,872, resulting in a net loss of $11,872 for the six months ended June 30, 2011.

The net loss for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 increased by $132,444.  This increase was a result of increased losses from both continuing and discontinued operations during the six months ended June 30, 2012.

Cumulatively, from May 18, 2012 through June 30, 2012, we did not generate any revenues.  We had legal and professional expenses of $5,037, resulting in a net loss of $5,037 for the period.

Liquidity and Capital Resources

For the six months ended June 30, 2012, we did not pursue any financing or investing activities.

For the six months ended June 30, 2011, we received cash flows from discontinued operations of $166,125, resulting in net cash provided by financing activities of $166,125 for the period.

For the six months ended June 30, 2011, we paid $50,000 for discontinued operations, resulting in net cash used by investing activities of $50,000 for the period.

Cumulatively, from May 18, 2012 through June 30, 2012, we did not pursue any financing or investing activities.

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

Plan of Operations

The Company focuses on working with corporate clients to develop, market and distribute financial products such as debt instruments, venture capital funds, expiration-less options, insurance products and energy futures for dematerialization and electronic trading and operates an electronic trading platform.

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

Dated: December 18, 2012

By:   /s/Robert Stevens

Robert Stevens

CEO, Principal Financial Officer,

Controller and Director