Form 10-Q
period 2012-09-30
Preventia, Inc.
filed 2013-01-24
CIK 1506302

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

The number of outstanding shares of the registrant's common stock, January 23, 2013:  Common Stock – 395,120,000

PREVENTIA, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20

SIGNATURES	21

PREVENTIA, INC.

A Development Stage Company

Balance Sheets

September 30, 2012 and December 31, 2011

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash	$ 36,295	$ 0
Current Assets of discontinued operations	0	80,571
Total Current Assets	36,295	80,571
Other assets
License	135,000	0
Other assets of discontinued operations	0	129,167
Total other assets	135,000	129,167
TOTAL ASSETS	$171,295	$209,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$ 71,819	$ 0
Advances from officer	205,970	0
Current liabilities of discontinued operations	0	70,459
Total Current Liabilities	277,789	70,459
Total liabilities	277,789	70,459
Stockholders' Equity
Common stock, $0.001 par value; authorized; 1,000,000,000 shares; 395,120,000 shares issued and outstanding at September 30, 2012 and 370,120,000 at December 31, 2011	395,120	370,120
Additional paid-in capital	(104,995)	(214,995)
Accumulated deficit	(155,125)	(15,846)
Deficit accumulated during the development stage (Inception May 18, 2012)	(241,494)	0
Total Stockholders' Equity	(106,494)	139,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 171,295	$ 209,738

The accompanying notes are an integral part of these financial statements.

PREVENTIA, INC.

A Development Stage Company

Statements of Operations

For the three and nine months ended September 30, 2012 and September 30, 2011

(Unaudited)

	3 months ended June 30, 2012	3 months ended June 30, 2011	9 months ended Sept. 30, 2012	9 months ended Sept. 30, 2011	Cumulative from May 18, 2012 - Sept 30, 2012
Revenues	$ 0	$ 0	$ 0	$ 0	$ 0
Operating Expenses:
Legal and Professional	119,940	0	124,978	0	124,978
Consulting	52,500	0	52,500	0	52,500
Research and development	63,757	0	63,757	0	63,757
Bank charges	259	0	259	0	259
Operating profit (loss)	(236,456)	0	(241,494)	0	(241,494)
Loss from continuing operations	(236,456)	0	(241,494)	0	(241,494)
Loss on disposal of continued operations	0	0	(46,306)	0	0
Profit (loss) from discontinued operations	0	(13,243)	(92,973)	74,695	0
Net profit (loss) before income taxes	$(236,456)	$(13,243)	$(380,773)	$ 74,695	$(241,494)
Provision for income taxes	0	0	0	(29,878)	0
Net profit (loss)	$ 0	$ 0	$ 0	$ 44,817	$ 0
Basic and diluted loss per share from:
Continuing operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted Average Number of Common Shares Outstanding	381,804,782	327,160,000	374,043,358	327,160,000

The accompanying notes are an integral part of these financial statements.

PREVENTIA, INC.

A Development Stage Company

Statements of Cash Flows

For the nine months ended September 30, 2012 and September 30, 2011

(Unaudited)

	September 30, 2012	September 30, 2011	Cumulative from May 18, 2012 to September 30, 2012
Cash flows from continuing operating activities
Net loss from continuing operations	$ (241,494)	$ 0	$ (241,494)
Adjustment to reconcile net loss to net cash used by operating activities:	0	0	0
Increase (decrease) in accrued expenses	71,819	0	71,819
Cash flows from continuing operations	(169,675)	0	(169,675)
Cash flows from discontinued operations - operating activities	(15,171)	(11,399)	0
Net cash used in operating activities	(184,846)	(11,399)	(169,675)
Cash flows from continuing financing activities:
Increase in advances from officers	205,970	0	205,970
Cash flows from discontinued operations - financing activities	0	166,125	0
Net cash provided by financing activities	205,970	166,125	205,970
Cash flows from continuing investing activities
Cash flows from discontinued operations - investing activities	0	(150,000)	0
Net cash provided by investing activities	0	(150,000)	0
(Decrease) increase in cash	21,124	4,726	36,295
Cash, beginning of period	15,171	509	0
Cash, end of period	$ 36,295	$ 5,235	$ 36,295

The transfer of shares in exchange for the investment in DRM Informatics Corp. is a non-cash transaction and therefore excluded from the statement of cash flows.

The accompanying notes are an integral part of these financial statements:

Preventia Inc.

A Development Stage Company

Notes to the Financial Statements

Period ended September 30, 2012

(Unaudited)

Nature of operations:

Preventia, Inc. (the "Company") was incorporated under the laws of the state of Nevada on April 9, 2010.  The Company was initially formed to be an educational software provider and build software tools for improving occupational and brain health and performance.  The Company's common shares were acquired on May 18, 2012 and the Company is now focused on working with corporate clients to develop, market and distribute financial products such as debt instruments, venture capital funds, expirationless options, insurance products and energy futures for dematerialization and electronic trading and operates an electronic trading platform through a third-party service provider with respect to the foregoing.

The Company has two wholly-owned subsidiaries, Preventia Group Corp. (“PGC”) and DRM Informatics Corp (“DRM”).  PGC was incorporated under the laws of Ontario on July 9, 2012, is engaged in the business of, inter alia, developing, marketing and distributing financial products for dematerialization and electronic trading through an exclusively licensed and U.S. patent protected electronic trading platform.   DRM, a company incorporated under the laws of the state of Delaware was acquired by the Company on August 13, 2012.  DRM is a software business developing security-based solutions for the various digital media industries.

2.

Significant accounting policies:

(a)

Basis of presentation and going concern:

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the nine months September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 filed on Form 10-K.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (US GAAP) that contemplate continuation of the Company as a going concern. However, the Company is subject to the risks and uncertainties associated with a new business, and has limited sales. The Company’s operations are dependent upon it raising additional capital and increasing revenue. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amount or the amounts and classification of liabilities that could result from the outcome of this uncertainty.  Because of the Company’s historic net losses and uncertainties, the Company’s independent auditors, in their report on the Company’s financial statements for the year ended December 31, 2011, expressed substantial doubt about the Company’s ability to continue as a going concern.

(b)

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue and expenses.  Significant estimates include assumptions used in testing for impairment of goodwill, including identified intangibles; and the assumptions used in estimating the fair value of assets acquired and liabilities assumed in business combinations.  Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements.

(c)

Basis of consolidation

These consolidated financial statements include the accounts of PGC and DRM.  All inter-company balances have been eliminated.

(d)

Revenue recognition

Operating revenue consists of sales of computer software that is recognized during the period in which the software is provided to customers.  Revenues from product sales are recognized when the risks of ownership and title pass to the customers, as specified in (1) the respective sales agreements and (2) other revenue recognition criteria as prescribed by Staff Accounting Bulletin (“SAB”) No. 101 (SAB101), “Revenue Recognition in Financial Statements,” as amended by SAB No. 104.  At September 30, 2012 and December 31, 2011, there was no allowance for sales returns.

(e)

Concentration of cash

The Company places its cash and cash equivalents with high quality financial institutions.  At times, cash balances may be in excess of the FDIC insurance limits.  Management considers the risk to be minimal.

(f)

Accounts receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest in not accrued on overdue accounts receivable.

(g)

Allowance for doubtful accounts

The allowance for doubtful accounts on accounts receivable is charged to expense in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probably losses.  Management determines the adequacy of the allowance based on historical wire-off percentages and information collected from individual customers.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.).  During the nine months ended September 30, 2012, an account receivable in the amount of $50,000 was written off and is included in loss from discontinued operations.

(h)

Fair value of financial instruments

All financial instruments are carried at amounts that approximate estimated fair value.

(i)

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible assets of acquired entities.  We perform a goodwill impairment test annually on December 31 of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred.  We did not record any changes related to goodwill impairment during the three or nine months ended September 30, 2012.

(j)

Business combinations

We account for business combinations using the acquisition method of accounting.  The consideration transferred or transferable to sellers and the assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition.  Acquisition transaction costs are expensed as incurred.

(k)

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

(l)

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

(m)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, "Earnings per Share". Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. There were no potentially dilutive shares outstanding at September 30, 2012 and 2011.

(n)

Recent accounting pronouncements

The Company does not believe recently issued accounting pronouncements will have any material impact on its financial position, results of operations or cash flows.

(o)

Intangible assets

Intangible assets consist of a license.  The Company acquired a license to develop the prototype.  Until revenue is generated the value of the license cannot be determined.  Therefore, the cost of the license is being based on the actual cost by the company to acquire it.

Intangible assets with finite lives are amortized on a straight-line basis over the estimated useful life, and have estimated useful lives ranging from 5 years to 10 years.

(p)

Research and development

Research and development costs are expensed as incurred in accordance with the provisions of ASC 730 “Research and Development”.

3.

Software development costs:

The Company capitalized costs incurred for developing software for the Company.  As of December 31, 2011, total costs of $150,000 were capitalized and presented in other assets of discontinued operations.

At the completion of the software, August 1, 2011, the costs were amortized on the straight-line method over the estimated life, which was determined to be three years.  The Company recorded amortization expense of $12,500 during the nine months ended September 30, 2012.  This expense is presented in loss from discontinued operation on the consolidated statement of operations.

4.

Net income (loss) per share:

The following table sets forth the computation of basic and diluted net income (loss) per share:

	(Unaudited) Nine months ended September 30, 2012	(Unaudited) Nine months ended September 30, 2011
Numerator:
Net (loss) income from continuing operations	$ (241,494)	$ 0
Net (loss) income from discontinued operations	(139,279)	44,817
Denominator:
Weighted Average Number of Shares	374,043,358	327,160,000
Net loss per share - Basic and Diluted from continuing operations	$ 0.00	$ 0.00
Net loss per share - Basic and Diluted from discontinued operations	$ 0.00	$ 0.00

5.

Related party transactions:

Advances from officer:

As of September 30, 2012 and December 31, 2011 the Company owed $205,970 and $9,489 respectively, to an officer of the Company.  These advances are unsecured, due on demand, and bear interest at 8% per annum, except for the advances at September in the amount of $205,970.  These advances bear no interest.  Subsequent to period end, a further $237,260 was advanced by a shareholder, of which $312,970 remains outstanding as at December 14, 2012.

Lease:

The Company leased its office premise from an officer of the Company on a month-to-month basis.  The rent expense charged by the officer amounted to $1,500 for each month up to March 31, 2012.  This expense is included in loss from discontinued operations.

6.

Forward stock splits:

On May 29, 2012, the Company completed a forty-for-one forward stock split for common shareholders with corresponding changes to the Corporation’s articles of incorporation to increase the number of authorized shares of common stock to 1,000,000,000.  In addition, the Company changed the par value of its common stock from $0.0001 to $0.001 per share.

The results of this stock split have been retroactively presented in the financial statements of the Company.

7.

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

On July 11, 2012, the Company assigned all of its rights and obligation under this license agreement to its wholly owned subsidiary PGC.

8.

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

The assets and liabilities related to discontinued (operations have been reclassified as assets and liabilities of discontinued operations on the balance sheets.  Operating results related to these assets and liabilities have been included in net loss from discontinued operations on the statement of income.  Comparative periods have been restated.

9.

Service agreement:

On July 13, 2012, PGC, the Company’s wholly owned subsidiary entered into a five year service agreement with Private Trading Systems Corp. (“PTS”), a company incorporated under the laws of the Republic of Panama. PTS shall provide services related to the trading system.  The fee for this service is $30,000 per month.   As of December 14, 2012, PTS has yet to complete the software/system and have not been paid any fees to date.  Both companies have agreed that no fee will be payable until such time as everything is completed.  As a result, no accrual or expense has been recorded in these financial statements for the period ending September 30, 2012.

10.

Acquisition of DRM Informatics Corp:

On August 13, 2012, the Company acquired 100% of the common shares of DRM Informatics Corp. ("DRM"), a company developing anti-piracy software, in exchange for the issuance of 25,000,000 common shares to Alan Mintzer (the "Seller").  Upon creation by DRM of the prototype on or before November 30, 2012, the Company shall issue to the Seller and additional 25,000,000 shares in consideration for services rendered post-acquisition.

The company shall provide a maximum of US$ 350,000 to DRM by way of loan or capital investment, for the purpose of funding the development and building an operational prototype suitable for demonstrating proof of concept.

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

The seller has the option to repurchase 49.99 % of the acquired shares after successful completion of the prototype and BETA testing but prior to any Initial Public Offering or sale of DRM.  The purchase price for the shares shall be the “fair market value” being (i) the median assessment of the market value of such shares as determined by two independent investment bank grade reports and opinions (with one valuator chosen by Seller and one chosen by the Company) less (ii) 10% of the amount determined in accordance with (i). The Company also entered into an employment agreement with the Seller for a period of 3 years with a monthly salary of 25,000.

The following table summarizes the consideration transferred to acquire DRM and the amounts of identified assets and liabilities assumed at the acquisition date.  The provisional values of the assets and liabilities are recognized at their estimated fair value at the date of acquisition.

Consideration:
Common stock issued to DRM stakeholders	$135,000
Total purchase price	$135,000
Assets acquired
License	$135,000
Total assets acquired	$135,000
Total net assets acquired	$135,000

11.

Co-operation agreement:

On September 7, 2012, PGC and Dematco Group (Canada) Corp. ("DGCC") entered into a Co-operation Agreement (the "Agreement") whereby PGC and DGCC agreed to perform certain services (collectively, the "Services") for each other as independent consultants and to receive certain services from each other under the terms of the Agreement.   This Agreement is in effect until December 31, 2019, unless otherwise terminated in accordance with the terms and conditions of this Agreement.

Under the Agreement PGC will pay to DGCC a fee equal to 50% of the revenues received by PGC which are from DGCC's provision of services carried out on or for the clients of PGC.  Similarly, DGCC will pay to PGCC a fee equal to 50% of the revenues received by DGCC which are from PGC's provision of services carried out on or for the clients of DGCC.

12.

Subsequent event:

On October 3, 2012, the Company signed a promissory note with K.O. Investments Ltd. ("the Lender") for the lesser of:

(a)  the principal amount of $250,000;

(b)  the unpaid principal balance of all advances made by the Lender to the

Company.

The unpaid balances of all advances shall bear interest at a rate of ten percent per annum up to and including the due date, that being December 3, 2012, and thirty percent per annum thereafter, calculated daily.  On maturity this note was extended for a further three month term.  As at December 14, 2012 the Company repaid $112,000 of this promissory note.

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

Results of Operations

For the three months ended September 30, 2012, we did not generate any revenues.  We had legal and professional expenses of $119,940, consulting expenses of $52,500, research and development expenses of $63,757, and bank charges of $259.  As a result, we had a net loss before income taxes of $236,456 for the three months ended September 30, 2012.

For the three months ended September 30, 2011, we did not generate any revenues.  We had a loss from discontinued operations of $13,243, and as a result, we had net loss of $13,243 for the three months ended September 30, 2011.

The net loss for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 increased by $223,213.  This increase was the result of increased operations in 2012.

For the nine months ended September 30, 2012, we did not generate any revenues.  We had legal and professional expenses of $124,978, consulting expenses of $52,500, research and development expenses of $63,757, and bank charges of $259.  We had a loss on the disposal of discontinued operations of $46,306 and a loss from discontinued operations of $92,973.  As a result, we had net loss before income taxes of $380,773 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, we did not generate any revenues.  We had profit from discontinued operations of 74,695, resulting in a net profit before income taxes of $74,695.  We paid income taxes of $29,878, and as a result, we had net profit of $44,817 for the nine months ended September 30, 2011.

The net loss before income taxes for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased by $455,468.  This increase was a result of increased operating expenses combined with a lack of revenues generated for the nine months ended September 30, 2012.

Cumulatively, from May 18, 2012 through June 30, 2012, we did not generate any revenues.  We had legal and professional expenses of $124,978, consulting expenses of $52,500, research and development expenses of $63,757, and bank charges of $259.  As a result, we had net loss before income taxes of $241,494 for the period from May 18, 2012 through September 30, 2012.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, we received an increase in advances from officers of $205,970.  As a result, we had net cash provided by financing activities for the nine months ended September 30, 2012 of $205,970.

Comparatively, for the nine months ended September 30, 2011, we received cash flows from discontinued operations of $166,125.  As a result, we received net cash provided by financing activities of $166,125 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, we did not pursue any investing activities.

Comparatively, for the nine months ended September 30, 2011, we spent $150,000 on cash flows from discontinued operations.  As a result, we had net cash used by investing activities of $150,000 for the nine months ended September 30, 2011.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

In connection with the December 31, 2011 audit of our consolidated financial statements and our review of the quarter ended September 30, 2012, our independent auditors identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of appropriate resources to handle the accounting for certain complex equity transactions and our lack of a sophisticated financial reporting system.  The accounting department constituted of one officer who is also the controller.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

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

Dated: January 23, 2013

By:   /s/Robert Stevens

Robert Stevens

CEO, Principal Financial Officer,

Controller and Director